Form 10-K
period 1999-12-31
L90 INC
filed 2000-03-24
CIK 1095158

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                               ----------------
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from ______ to ________

                       Commission File Number: 000-28893

                                   L90, Inc.
             (Exact name of registrant as specified in its charter)

                               ----------------

               Delaware                                95-4761069
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification No.)

                          2020 Santa Monica Boulevard
                                   Suite 400
                         Santa Monica, California 90404
              (Address of principal executive offices) (Zip Code)

                                 (310) 315-1199
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $204,847,556 (computed using the closing price of $21.06 per share of Common Stock on March 1, 2000, as reported by NASDAQ, based on the assumption that directors and officers and more than 10% stockholders are affiliates). There were 21,892,085 shares of the registrant's Common Stock, par value $.001 per share, outstanding on March 1, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   L90, INC.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     Part I

 Item 1.  Business......................................................    3
 Item 2.  Properties....................................................   21
 Item 3.  Legal Proceedings.............................................   21
 Item 4.  Submission of Matters to a Vote of Security Holders...........   22

                                    Part II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   23
 Item 6.  Selected Financial Data.......................................   25
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   26
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   31
 Item 8.  Financial Statements and Supplementary Data...................   33
 Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................   51

                                    Part III

 Item 10. Directors and Executive Officers of the Registrant............   51
 Item 11. Executive Compensation........................................   54
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   56
 Item 13. Certain Relationships and Related Transactions................   58

                                    Part IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   60
 Signatures..............................................................  63

   THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT L90 AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. L90'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. L90 UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1. BUSINESS.

Overview

   We are a leading provider of Internet-based advertising and direct marketing solutions for advertisers and Web publishers. We design and implement advertising campaigns for our advertising clients and strategically place their ads on our network of Web sites. We provide our Web publishing clients with a fully-outsourced solution which includes the sale of advertising space on their Web sites as well as the technology required to deliver advertisements.

   We have developed adMonitor, our ad serving and tracking technology that is used to deliver advertisements to our network of Web site publishers. adMonitor enables our advertising and Web publishing clients to implement sophisticated advertising campaigns quickly and to selectively target ads to Web users based on specific interests or characteristics. adMonitor also enables our clients to measure and manage the effectiveness of their ad campaigns.

   We represent a network of select Web publishers featuring sites with strong online brand awareness and innovative content such as Alloy Online, BigYellow, Hollywood.com and Liquid Audio. Over 600 advertisers including Chevrolet, iVillage, Microsoft, Netscape, Procter & Gamble and Visa have utilized our solutions.

Industry Background

 Emergence of the Internet as an Advertising and Direct Marketing Medium

   The Internet has rapidly emerged as an important medium for facilitating communication, disseminating information and conducting commerce. International Data Corporation estimates that the number of worldwide Internet users exceeded 142 million in 1998 and will grow to approximately 502 million by 2003. International Data Corporation also estimates that worldwide commerce over the Internet will grow from approximately $50.4 billion in 1998 to approximately $1.3 trillion by 2003.

   As the Internet has grown, advertisers have devoted increasing portions of their advertising and marketing budgets to online advertising and direct marketing. Forrester Research estimates that worldwide Internet advertising spending will grow from approximately $3.3 billion in 1999 to approximately $33.1 billion in 2004. Moreover, worldwide expenditures for online direct marketing, as estimated by the Direct Marketing Association, will grow from approximately $603 million in 1998 to approximately $5.3 billion in 2003.

 Advantages of Online Advertising and Direct Marketing Over Traditional Media

   Unlike traditional broadcast media, the Internet allows advertisers to selectively target advertisements to individual consumers based upon their specific interests and characteristics. The interactivity of the Internet also enables advertisers and marketers to reach the consumer at the point of sale and to receive immediate feedback on their ad campaigns. Moreover, the Internet provides advertisers with the ability to monitor and measure the effectiveness of their campaigns and track the resulting transactions. This timely feedback enables advertisers to continually optimize ad campaigns and increase their returns on advertising spending. We believe that online advertising and direct marketing campaigns generally are more cost effective and easier to develop and implement than advertising and direct marketing campaigns in traditional media.

 Challenges for Online Advertisers

   Online advertisers seek to continually enhance the effectiveness of their advertising campaigns. They face several significant challenges, including:

  . Complicated Media Buy. Low barriers to entry and easy-to-use Web site authoring software have resulted in a proliferation of Web sites and Web pages. eStats estimates that the number of Web sites in the United States has grown to 3.6 million in 1999. As a result, advertisers are faced with an increasingly complex and fragmented environment in which to construct, purchase and implement their advertising campaigns.

  . Lack of Technical and Creative Expertise. Advertisers are increasingly seeking solutions that enable them to achieve their goals by integrating sponsorships such as rich media and other marketing techniques into their online advertising campaigns. Implementing online solutions requires higher levels of technical and creative expertise.

  . Engaging the Online User. Because Web users exercise control over their online experience, online advertisers face greater difficulties in engaging a user's attention than do advertisers utilizing broadcast media who rely on the passive reception of their messages. The impact of traditional banner ad campaigns is limited. As a result, online advertisers have focused increasingly on developing campaigns that engage online users and encourage their interaction with the advertisements.

  . Compiling Data and Extracting Value. In order to create effective advertising campaigns, advertisers seek to gather relevant information about Web users through various means, such as tracking technology, which is able to track a user's movements through the Internet, and modeling techniques, which are used to predict a Web user's online behavior, and quickly analyze this information to continually refine campaign strategies. Most advertisers do not have the technical expertise to compile and analyze campaign performance data and, as a result, require a third party solution.

  . Execution. Once advertisers have compiled and analyzed the information gathered about Web users, they must be able to capitalize on the value of this information to create tailored advertising campaigns and direct these campaigns to specific groups of Web users. To maximize the effectiveness of their campaigns, advertisers must be able to implement changes in their strategies on a timely basis.

 Challenges for Web Publishers

   Web publishers seek to maximize the value realized from their available Web site space, or ad inventory. They face several significant challenges, including:

  . Lack of Sales Expertise. Many Web publishers lack sufficient experienced personnel to effectively sell ad space on their Web sites.

  . Difficulty in Differentiation. The number of Web sites has increased dramatically due in part to growth in the number of Web users, the advent of easy-to-use Web site authoring software and the continuing growth of electronic commerce. As a result, Web publishers increasingly face difficulty in differentiating themselves to prospective advertisers and in gaining access to advertising decision makers.

  . Lack of Ad Delivery and Tracking Technology. Given the pace and scale in which new ad delivery and tracking technology is evolving, many Web publishers cannot afford to develop and maintain the technology necessary to target, deliver and track Web advertising.

  . Inventory Management. Maximizing the value of a Web publisher's available Web site space, or ad inventory, requires efficient inventory management. It is difficult for Web publishers to maintain price consistency with their high-CPM ad packages while monetizing their unsold ad inventory.

The L90 Solution

   Our solution is designed to enable advertisers and Web publishers to take advantage of the Internet as a marketing medium. We offer advertisers creative campaign development and design services, strategic sales solutions and a network of Web sites on which to place their ads. Our adMonitor technology provides them with ad serving, contemporaneous campaign management, measurement, reporting and transaction tracking capabilities. We offer Web publishers the opportunity to focus on their core businesses while we provide online advertising sales, ad inventory management and back office operational support. Our comprehensive advertising solution combines our high value-added, strategic ad campaign development services, an extensive knowledge of our Web publishers and our adMonitor technology. We believe this combination enables us to obtain improved pricing by maximizing the value of the ad inventory of our Web publishers.

 Benefits to Advertisers

  . Strategic Advertising Sales Approach. Our highly skilled sales force consults closely with advertisers and advertising agencies to determine their needs and to construct effective advertising solutions that enable them to realize their online advertising objectives. Utilizing this consultative approach, we develop comprehensive campaigns that are intended to achieve higher response rates in a fragmented and crowded Web publishing marketplace.

  . Design and Marketing Expertise. Our extensive design, creative development and marketing expertise provides our clients with cost savings in the development and deployment of their advertising campaigns. In addition, our design and marketing expertise allows us to quickly develop and deploy these advertising campaigns, resulting in an advantage for our clients in the time it takes to implement an advertising campaign. Our skilled staff has significant expertise in creating advertising campaigns that employ leading-edge technologies and techniques, such as sponsorships or the incorporation of rich media into the campaign and sponsorships. Further, by maintaining a library of our successful advertising campaigns, we are able to offer advertisers the ability to select pre-tested solutions that can be quickly tailored to meet the advertisers needs and goals. This "plug and play" functionality significantly reduces the time it takes to implement an advertising campaign.

  . Sponsorship Advertising. We have created sponsorship advertising solutions that enable our advertising clients to develop campaigns that go beyond traditional banner advertising. Our highly targeted solutions utilize value-added features such as content integration, co-branding, rich media and campaign structures such as promotions and sweepstakes. We believe that our sponsorship solutions enable advertisers to place their ads in a more relevant and targeted context. For example, by co-branding an advertiser with a Web publisher or integrating the advertiser's advertisement into the Web publisher's content, the advertiser benefits from the Web publisher's existing relationship with its users. We believe these placements generate higher returns by leveraging the existing relationship between the Web user and the Web site.

  . Ad Serving and Tracking Technology. Our adMonitor technology delivers advertising campaigns incorporating rich media, interactivity and ad targeting. We aggregate information about Web users in our proprietary databases that can be used on a standalone basis or in conjunction with other data sources to deliver highly targeted advertising messages to users across our entire network of Web sites. Additionally, advertisers can access adMonitor through a Web browser, enabling them to view their campaigns and obtain real-time reports. adMonitor also enables advertisers to execute valuable testing programs, such as simultaneously running a number of different campaigns, and to obtain real-time performance feedback that assesses their relative effectiveness.

  . Highly Targeted Advertising. The combination of our network of Web sites, category sales specialists and adMonitor technology empowers us to structure highly targeted campaigns for advertisers. Advertisers can target delivery based on the Web user's demographic or behavioral data, or on more complex parameters, such as future buying prospects.

  . Direct Marketing Capabilities. We have considerable expertise in creating direct marketing campaigns that incorporate creative promotional offers and easy-to-use interactivity in order to realize increased click-through rates and greater participation by Web users. Our direct marketing campaigns include components such as interstitials, sweepstakes, targeted e-mails, Web user registrations and other techniques designed to encourage specific actions by users or to collect valuable customer data.

Benefits to Web Publishers

  . Outsourced Advertising Sales. Participants in our network benefit from the services of our skilled sales force. By outsourcing online advertising sales, Web publishers are able to focus on their core competencies and avoid the significant investment and distraction of developing an in-house sales force.

  . Improved Pricing. Based on our ability to deliver highly effective campaigns, advertisers are willing to pay higher prices for the ad inventory on our network. We believe the average CPM realized by our Web publishers is substantially higher than the industry average.

  . Efficient Inventory Management. adMonitor provides Web publishers with an inventory management tool that generates useful real-time reports on current and expected ad inventory. By monitoring each active ad campaign, adMonitor continuously updates available inventory to properly deliver ads on schedule and to ensure that Web publishers achieve a superior revenue yield from their ad inventory. We seek to optimize yield by selling packages that emphasize high CPM advertising campaigns, including sponsorships, sweepstakes, promotions and content integration.

  . Creating Visibility. Due to the proliferation in the number of Web sites, it is often difficult for individual Web sites to gain the attention of major advertisers. Through the aggregation of online ad inventory from the Web sites we represent, our Web site network attracts the attention of major advertisers. Inclusion in our network provides Web publishers with access to a larger number of major advertisers.

  . Web-Hosted Ad Serving and Tracking. adMonitor provides Web publishers with centralized ad serving, targeting and tracking capabilities to execute, manage and optimize advertising campaigns incorporating rich media and sponsorships. Outsourcing this technology enables Web publishers to avoid the significant investments associated with developing this capability in-house.

  . Flexible, Adaptable Technology Platform. Our adMonitor technology is designed to be easily modified to incorporate new technologies in order to meet the needs and demands of Web publishers and advertisers. adMonitor's flexible technology also provides a platform for additional direct marketing applications such as e-mail campaign management and loyalty programs.

  . Rapid Implementation. We can implement adMonitor quickly and simply to begin serving ads for new Web publishing clients, typically within 24 hours. As a result, these clients can begin to generate revenue from the sale of their ad inventory in a highly efficient manner.

Products and Services

   Our products and services are designed to provide our advertisers and Web publishers with comprehensive, customized online advertising solutions.

 Advertising Solutions

   In designing an advertising solution, we offer the following primary advertising programs:


     Advertising Programs                         Description
-------------------------------------------------------------------------------
 L90Premium                    . L90Premium leverages the brand names, quality
  (Beyond the Banner             content and desirable demographics of our
  Programs)                      premium Web sites through advertising programs
                                 featuring advertising components such as co-
                                 branded micro-sites and jump pages, content
                                 integration, contextual sponsorships, rich
                                 media and promotions. We specialize in
                                 providing three types of sponsorship
                                 opportunities:

                               . turnkey sponsorships, which are pre-packaged
                                 programs that can be easily and quickly
                                 implemented to meet the objectives of the advertiser;

                               . customized sponsorships, which are original
                                 programs specifically created for, and based upon the marketing objectives of, a specific advertiser; and

                               . syndicated sponsorships, which are genre-
                                 specific programs that run across a selection of our premium Web sites.

-------------------------------------------------------------------------------
 L90Targeted                   . L90Targeted enables advertisers to target
  (Special Interest              specific audiences by content categories,
  Categories)                    including Entertainment, Automotive, Sports,
                                 Kids/Teens and e-Commerce. Our category sales
                                 specialists possess in-depth knowledge and
                                 understanding of their respective categories
                                 and can assist advertising clients in
                                 developing ad campaigns that address audiences
                                 in these categories.

-------------------------------------------------------------------------------
 L90R&E                        . L90R&E offers broad distribution across our
  (Reach and Efficiency          entire network of Web sites for advertisers
  Network)                       interested in attaining the greatest reach for
                                 the lowest and most efficient cost.

-------------------------------------------------------------------------------
 L90D.m.                       . L90D.m. programs range from pop-up boxes and
  (Direct Marketing)             e-mail newsletter sponsorships to "opt-in"
                                 registrations and viral marketing programs,
                                 all designed to reach targeted audiences and
                                 build qualified marketing databases. These
                                 programs include:

-------------------------------------------------------------------------------
                               . L90Mail which delivers advertising messages
                                 directly to a specific targeted audience
                                 through e-mail newsletters and site updates.
                                 Advertisements are integrated within e-mail
                                 newsletters or sent as stand-alone e-mail
                                 messages.

                               . L90Opt-in which enables advertisers to build a
                                 qualified marketing database of consumers that specifically opt-in to receive targeted information or special offers.

-------------------------------------------------------------------------------
 L90Link                       . L90Link, which is a marketing tool that uses
  (Viral Marketing)              the entire L90 network, our adMonitor
                                 technology and the power of word-of-mouth
                                 marketing to generate customer acquisitions.
                                 L90Link rewards users for taking advantage of
                                 promotional offers and forwarding these offers
                                 to friends and colleagues.

-------------------------------------------------------------------------------
 L90Rewards                    . L90Rewards is an opt-in data gathering tool
  (Opt-In Rewards Program)       and consumer retention program that
                                 incorporates sweepstakes and other promotions
                                 to build its membership base.

 Ad Serving and Tracking Technology

   Through our Web-hosted adMonitor technology, we offer advertisers and Web publishers the ability to selectively target and deliver ad campaigns that incorporate rich media and other marketing features. In addition, adMonitor enables advertisers to track, measure and manage the effectiveness of their ad campaigns and receive real-time reports from any Web browser.

  . Ad Serving. adMonitor delivers targeted advertising campaigns quickly, consistently and on schedule. In addition, because adMonitor is a centrally served technology platform administered from our facilities, our Web publishing clients are not required to purchase additional hardware, software or back-up systems to implement or utilize our adMonitor services. Our adMonitor system is easily modified, can handle significantly increased volume when needed, and is able to deliver targeted and specialized advertising campaigns virtually instantaneously. In addition, because adMonitor is capable of delivering rich media content, advertisers have the freedom to develop complex advertising solutions.

  . Targeting. adMonitor enables our advertising clients to target their campaigns using a wide range of parameters, including domain, content area, keyword, geography and user-profile data. By utilizing adMonitor's advanced targeting capabilities, advertisers are able to direct their campaigns at Web users who are most likely to respond.

  . Tracking. adMonitor provides advertisers with comprehensive performance reports and the ability to adjust media plans, all in real-time. Advertisers are able to track the progress of their campaigns from their Web browsers. These reports contain detailed information such as the Web sites included in an advertising campaign, the number of impressions served, the click-through rates and the incremental sales from the campaign, as well as other performance measures. In addition, they provide the information that advertisers need to actively manage their campaigns to maximize effectiveness. adMonitor is fully Web-hosted and gives advertisers the ability to optimize in real time the performance of their advertising campaigns.

  . ClickTrack. ClickTrack is the purchase and transaction tracking component of our adMonitor technology. Through ClickTrack we are able to match the exact point of a consumer's purchase or transaction with the precise advertisement that resulted in the sale or transaction. Even if a consumer views an advertisement, clicks through to the advertiser's Web site, leaves the Web site and returns two months later to make a purchase or take a specific action, ClickTrack is able to match and report the resulting sale or attributable to the advertisement.

  . Inventory Management. We provide our Web publishers and advertisers with detailed, real-time information about current and future ad inventory. adMonitor automatically monitors each advertising campaign in progress, adjusts the delivery of ads for variations in site traffic and updates available ad inventory based upon current advertising campaigns. Our system ensures that advertising campaigns are optimally scheduled and delivered and that our Web publishers maximize the value of their ad inventory.

Our Network of Web Publishers

   We currently represent approximately 134 Web sites, 45 of which are in our premium category. A Web publisher must satisfy a number of objective and subjective criteria before we will designate it as "premium." The objective requirements include measurable data such as minimum traffic volume. The subjective requirements include matters such as high brand recognition, desirable demographics and highly innovative content. Our other Web publishers are generally newer Web sites that we believe have high growth potential. The decision to accept a Web publisher for representation is based on a number of criteria, including the demographics of the Web site's users, the Web site's content quality and brand name recognition, the level of existing and projected traffic on the Web site, and sponsorship opportunities.

   The following table identifies our premium Web publishers as of March 1, 2000:

                               Premium Web Sites

      Company              Web Address
---------------------------------------------
 Allbusiness.com    www.allbusiness.com
---------------------------------------------
 Alloy Online,      www.alloy.com
  Inc.
---------------------------------------------
 AutoFusion, Inc.   www.carprices.com
---------------------------------------------
 Bell Atlantic      www.BigYellow.com
  Electronic
  Commerce
  Services, Inc.
---------------------------------------------
 Broadband          www.athletedirect.com
  Sports, Inc.
---------------------------------------------
 Campus Pipeline,   www.campuspipeline.com
  Inc.
---------------------------------------------
 click2send.com,    www.click2send.com
  Inc.
---------------------------------------------
 Computer.com       www.scoopswrestling.com
---------------------------------------------
 Freei Network,     www.go.freei.net
  Inc.
---------------------------------------------
 Global Media       www.globalmedia.com
  Corp.
---------------------------------------------
 H&R Block          www.h&rblock.com
---------------------------------------------
 Harry Knowles      www.aint-it-cool-news.com
---------------------------------------------
 The                www.holidaychannel.com
  HolidayChannel,
  Inc.
---------------------------------------------
 Hollywood.com,     www.hollywood.com
  Inc.
---------------------------------------------
 Homestead          www.homestead.com
  Technologies
---------------------------------------------
 iFilm              www.ifilm.com
  Corporation
---------------------------------------------
 IMS, Inc.          www.kanoodle.com
---------------------------------------------
 Infonautics        www.companysleuth.com
  Corp.             www.elibrary.com
                    www.encyclopedia.com
                    www.jobsleuth.com
                    www.sportssleuth.com


      Company               Web Address
-----------------------------------------------
 Internet           www.shoplet.com
  Shopping
  Outlet New York
  Corp.
-----------------------------------------------
 JobsOnline, LLC    www.jobsonline.com
-----------------------------------------------
 Liquid Audio,      www.liquidaudio.com
  Inc.
-----------------------------------------------
 Lucasfilm Ltd.     www.StarWars.com
                    www.IndianaJones.com
-----------------------------------------------
 Net2phone          www.net2phone
-----------------------------------------------
 PBS                www.pbs.org
-----------------------------------------------
 Regards.com,       www.regards.com
  Inc.
-----------------------------------------------
 Scour              www.scour.net
-----------------------------------------------
 Sega of America    www.sega.com
-----------------------------------------------
 Small World,       www.baseball.smallworld.com
  Inc.
-----------------------------------------------
 Sportspage.com,    www.sportspage.com
  Inc.
-----------------------------------------------
 Starchefs          www.starchef.com
-----------------------------------------------
 TargetMatch &      www.datingclub.com
 NetMatch           www.matchonline.com
                    www.jobmatch.com
                    www.open4assistance.com
                    www.singlesmonthly.com
                    www.travelmatch.com
-----------------------------------------------
 Tickets.com        www.tickets.com
-----------------------------------------------
 Weider             www.fitnessonline.com
  Publications
-----------------------------------------------
 Whatis.com, Inc.   www.whatis.com
-----------------------------------------------
 The WinSite        www.winsite.com
  Group, Inc.


   Our entire network of Web publishers is organized into ten categories. We determine the category of a Web site based primarily on its content. Advertisers may choose to target their ads on sites within one or more of these categories. Some of our Web sites may fall into multiple categories if they provide a broad range of content.

                              Web Site Categories

   . 18-34                     . Business/Finance                             . Sports
   . Automotive                . e-Commerce                                   . Technology
   . Broadband                 . Entertainment                                . Women/Health
                               . Kids/Teens

Our Advertising Clients

   In connection with the representation of our Web publishers, we have developed relationships with, and continue to focus our sales and marketing efforts on, online advertisers and advertising agencies. Since inception, over 600 advertisers from a variety of industries have utilized our services. Our experienced sales and marketing organization works closely with advertisers and advertising agencies to enhance the effectiveness of their online advertising campaigns.

   Set forth below is a list of the top 20 advertisers during the year ended December 31, 1999:

                             Top 20 L90 Advertisers

       Ask Jeeves                                     Launch Media, inc.
       Audiohighway                                   MediaRing
       AutoConnect                                    Microsoft
       Deluxe Entertainment                           OnHealth
       Dynamic Telecommunications                     Shopnow
       Entertaindom, Inc.                             Talk City
       FindLaw                                        TargetMatch
       Gateway                                        Telebank
       Improvenet                                     Tickets.com
       iVillage                                       Visa


Privacy Concerns

   We believe that issues relating to the privacy of Internet users and the use of personal information about these users are extremely important. In the course of delivering ads to a Web user, we only collect non-personally identifiable information about the Web user. We do not collect any personally identifiable information about the Web user unless the Web user voluntarily and knowingly provides personally identifiable information.

   In implementing any service or program designed to gather consumer data, we are always mindful of our continuing commitment to uphold the privacy principles of the Direct Marketing Association. In addition, we are a licensee under the TRUSTe Privacy Program. TRUSTe is an independent, non-profit organization whose mission is to build users' trust and confidence in the Internet by promoting the use of fair information practices.

Sales and Marketing

   Our sales and marketing staff is trained to work strategically with our Web publishers and advertisers to develop comprehensive advertising solutions. We believe that advertisers desire sponsorship opportunities that go beyond the banner to include content integration, contextual sponsorships, promotions, sweepstakes, e-mail sponsorships, interstitials, custom content and other highly effective advertising tools. We have assembled a sales and marketing staff that possesses the marketing, media, creative and advertising skills required to develop large, sophisticated advertising campaigns. We have close relationships with, and detailed knowledge of, our Web publishers. Consequently, we are able to work with advertisers in developing comprehensive, sponsorship-oriented advertising solutions.

   We sell our advertising solutions in the United States through a sales and marketing team consisting of a total of 82 employees as of March 1, 2000. Our sales and marketing team is organized in a matrix fashion and includes account executives, who sell all of our Web site ad inventory, and category sales specialists, who focus on a specific field of content. Currently, our sales and marketing team is organized according to five geographic regions.

   Our experienced Web publisher and advertiser sales and marketing personnel use a variety of marketing programs to generate demand for our products and services, build market awareness, develop customer leads and establish business relationships. Our marketing activities include public relations, print advertisements, online advertisements and direct marketing, Web advertising seminars, trade shows, special events and ongoing customer communications programs.

Seasonality and Cyclicality

   We believe that our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, and direct marketers generally mail substantially more marketing materials in the third calendar quarter of each year. In addition, expenditures by advertisers and direct marketers vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns. Furthermore, user traffic on the Internet tends to decrease during the summer months which results in fewer advertisements to sell and deliver. A decline in the general economy or in the economic prospects of advertisers and direct marketers could adversely affect our revenue.

Technology Platform

   We have developed a centralized ad serving and tracking system that is resident in our facilities. adMonitor is a flexible and versatile system with the ability to adapt to specific advertiser and Web publisher needs. Complex ad campaigns can be quickly developed and implemented using our technology. adMonitor supports most leading Web tools and technologies, including JAVA, Java Script, RealAudio, Enliven and VRML and is capable of delivering these advertising campaigns containing rich media and interstitials. Moreover, adMonitor is compatible with most leading host servers.

   adMonitor has the ability to selectively serve advertisements to, and track the movements of, Web users. Upon viewing and downloading a Web page of one of our Web publishers, the user's browser is directed to the adMonitor system to retrieve an advertisement. Our adMonitor system selects an appropriate ad to display based upon the user's profile. Through the use of cookies, small files of information placed on a user's computer, adMonitor is also able to track the user's movements through the Web publisher's site. adMonitor also provides advertisers real-time reporting on the performance of their campaigns. Advertisers can log into the adMonitor system from any Web browser to access reports on their campaigns. All reports are real-time and can be customized to satisfy the needs of the advertiser.

   adMonitor functions on a fully redundant, high performance system built with an emphasis on capacity and speed. We use a combination of products from Sun Microsystems, Cisco Systems, Microsoft, Oracle, 3Com and F5 Labs to support adMonitor's scalability and reliability. adMonitor is deployed on hardware resident in multiple, secure data centers located across the United States, where technical support is provided 24 hours a day, seven days a week.

Competition

   The online advertising market is extremely competitive. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

  . the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

  . the continued and increasing acceptance by advertisers of the Internet as an effective and cost-efficient means of advertising;

  .  the ability to adapt to the rapidly changing trends of the Internet;

  .  our customer service and support efforts;

  .  our sales and marketing efforts;

  . our ability to adapt and scale our technology as customer needs change and grow; and

  . the ease of use, performance, price and reliability of solutions developed either by us or our competitors.

   As we expand the scope of our Web services, we may face greater competition from a number of Web sites and other media companies across a wide range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other factors. Several companies offer competitive products or services through Web advertising networks, including DoubleClick, 24/7 Media and Engage Technologies. Our business may also encounter competition from providers of advertising inventory and database management products and related services, including AdForce, DoubleClick and Engage Technologies. In addition, we may face potential competition from a number of large Web publishers and Web search engine companies, such as America Online, Excite@Home, Infoseek and Yahoo! We also compete with television, radio, cable and print for a share of the overall advertising budgets of advertisers.

Intellectual Property Rights

   Our success and ability to compete are substantially dependent on our internally developed technologies, including adMonitor, and trademarks that we protect through a combination of patent, copyright, trade secret, unfair competition and trademark law, as well as contractual agreements. We have filed a patent application in the United States for our adMonitor technology. We have also applied to register trademarks in the United States and internationally.

   We cannot guarantee that any of our current or future patent applications or trademark applications will be approved. Even if they are approved, these patents or trademarks might be successfully challenged by others or invalidated. Furthermore, if our patent applications or trademark applications are not approved because third parties own these patents or trademarks, our use of these patents or trademarks will be restricted unless we enter into arrangements with these third parties. We cannot assure you that we can enter into arrangements with these third parties on commercially reasonable terms.

   We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our advertising solutions or technologies. Our precautions may not prevent misappropriation of our advertising solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our rights as fully as in the United States.

   Our technology collects and utilizes data derived from user activity on the Internet. This information is used for targeting advertising and predicting advertising performance. Although we believe that we generally have the right to use this information and to compile it in our database, we cannot assure you that any trade secret, copyright or other protection will be available for this information. In addition, others may claim rights to this information. Furthermore, we cannot guarantee that any of our other intellectual property rights will be viable or valuable in the future since the validity, enforceability and scope of protection of intellectual property rights in Internet related industries is uncertain and still evolving. In addition, third parties may assert infringement claims against us. Any claims could subject us to significant liability for damages and could result in the invalidation of our intellectual property rights. In addition, any claims could result in litigation, which would be time-consuming and expensive to defend, and divert our time and attention. Even if we prevail, this litigation could cause our business, results of operations and financial condition to suffer. Any claims or litigation from third parties may also result in limitations on our ability to use the intellectual property subject to these claims or litigation unless we enter into arrangements with the third parties responsible for these claims or litigation, which could be unavailable on commercially reasonable terms. We believe that factors such as the technological and creative skills of our personnel, new service offerings, brand recognition and reliable customer service are more essential to establishing and maintaining our position in the marketplace, rather than the legal protection of our technology. We cannot assure you that others will not develop technologies that are similar or superior to our technology.

   On November 12, 1999, DoubleClick filed a lawsuit against us in the United States District Court for the Eastern District of Virginia. The suit alleges that we are infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick related to methods and networks for delivering, targeting and measuring advertising over the Internet. DoubleClick is seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. The case is currently in the early stages of discovery. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. We currently believe that this lawsuit and its outcome will not cause any material harm to our business. However, the litigation could result in significant expenses and diversion of management time and other resources. If DoubleClick is successful in its claims against us, then we may be hindered from competing in the Internet advertising market and our operations could be severely harmed. See "Risk Factors--Intellectual property infringement claims, including claims by DoubleClick against us, could prevent or hinder our ability to delivery advertisements over the Internet" and "Legal Proceedings" for more information relating to the DoubleClick suit.

Employees

   As of March 1, 2000, we had 125 full-time employees, including 82 in sales and marketing, 24 in engineering and product development and 19 in accounting, human resources, business operations and administration. In addition, we had three part-time employees. We are not subject to any collective bargaining agreements and believe that our employee relations are excellent. Our future success depends in part on our ability to attract, retain, integrate and motivate highly-skilled employees. Competition for employees in the industry is intense.

Risk Factors

   You should consider carefully the following risks before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occurs, our business, results of operations and financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

 Our revenues and prospects are difficult to forecast because we have only been operating our business since January 1997

   We began our business in January 1997 and have a brief operating history. Therefore, we lack sufficient historical financial and operating data on which to adequately forecast future operating results. You should consider our prospects in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as online advertising.

   These risks include our ability to:

  .  manage our growth effectively;

  .  anticipate and adapt to the rapid changes in the Internet;

  .  continue to develop and upgrade our technology;

  .  respond to competitive developments in our market; and

  .  continue to identify, attract, retain and motivate qualified personnel.

   If we are unsuccessful in addressing these risks, our revenues may not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our stock. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on our operating history and results of operations.

 We have a history of losses and expect to incur substantial losses in the future

   We incurred net losses of approximately $7.5 million for the year ended December 31, 1999 and $290,000 for the year ended December 31, 1998. Our accumulated deficit from inception, as of December 31, 1999, was approximately $8.8 million. We expect to continue to incur substantial net losses for the foreseeable future due to a high level of planned operating expenditures. We are making these expenditures in anticipation of higher revenue, but we cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will return to profitability. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on our operating history and results of operations.

 Intellectual property infringement claims, including a November 1999 lawsuit against us by DoubleClick, could prevent or hinder our ability to deliver advertisements over the Internet

   We face the risk that other parties' intellectual property positions will impair our ability to deliver advertisements over the Internet. On November 12, 1999, DoubleClick filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Virginia. The suit alleges that we are infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick related to methods and networks for delivering, targeting and measuring advertising over the Internet. DoubleClick is seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. The case is currently in the early stages of discovery. This litigation can be expected to result in significant expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of this litigation. In addition, some of our contracts with Web publishers require us to indemnify the Web publishers for losses they incur arising from any infringement by our ad serving technology of a third party's intellectual property rights. If DoubleClick is successful in its claims against us, we may be hindered from competing in the Internet advertising market and our operations could be severely harmed. The DoubleClick suit could result in limitations on how we implement our products and services, delays and costs associated with redesigning our products and services and payments of license fees and other monies. An injunction obtained by DoubleClick could eliminate our ability to deliver advertisements over the Internet. If DoubleClick is successful in its claims against us, we cannot assure you that we would be able to enter into a licensing agreement with DoubleClick on commercially reasonable terms, if at all. In that case, we would be required to alter our technology in a way that would not infringe the DoubleClick patent, and we cannot assure you that these alterations would be successful. Furthermore, other third parties, such as 24/7 Media, may have, or may in the future be granted, patents that cover our technology or other aspects of our business. We may be limited in our ability to use our technology or conduct our business without licenses from these third parties, which may not be available on commercially reasonable terms, if at all.

 Our quarterly operating results may fluctuate, which may make it difficult to forecast our future performance and may result in volatility in our stock price

   Although we intend to increase our spending and investment to support our planned growth, our revenue, and some of our costs, will be much less predictable. This unpredictability will likely result in significant fluctuations in our quarterly results. Therefore, you should not rely on quarter-to-quarter comparisons of results of operations as an indication of our future performance. Because of our limited operating history and the emerging nature of our industry, we anticipate that securities analysts may have difficulty in accurately forecasting our results. If our operating results are below market expectations, the price of our common stock will likely decline.

   The following are among the factors that could cause significant fluctuations in our operating results:

  .  market acceptance of the Internet as an advertising medium;

  .  delay or cancellation of advertising contracts;

  .  expiration or termination of contracts with Web publishers;

  .  introduction of new or enhanced services by us or our competitors;

  . system outages, delays in obtaining new equipment or problems with upgrades;

  .  disruption or impairment of the Internet;

  .  changes in our pricing policies or those of our competitors;

  .  seasonality in the demand for advertising;

  .  changes in government regulation of the Internet; and

  . general economic and market conditions, as well as economic and market conditions specific to the Internet.

 If we do not effectively manage our growth and expansion, our ability to provide services could suffer

   Our success depends in part on our ability to manage our growth and expansion. We have grown to 125 full-time and three part-time employees as of March 1, 2000 from 33 full-time and three part-time employees as of December 31, 1998. We plan to continue to expand our sales, marketing, technology and administrative organizations. This anticipated future expansion may place a significant strain on our managerial, operational and financial resources. In addition, we will need to continue to improve our financial and managerial controls, enhance our reporting systems and procedures and expand, train and manage our work force.

 If we are unable to attract and retain sales and client service personnel, or if we are unable to adequately train our sales personnel in a timely manner, our business and future revenue growth could suffer

   Our future success depends on our ability to identify, recruit, train, integrate and retain qualified sales and marketing, managerial and technical personnel. We anticipate the need to hire a significant number of personnel to achieve our growth objectives. Competition for these personnel is intense. The inability to attract, integrate and retain the necessary sales, marketing, technical and administrative personnel could harm our ability to generate revenue.

 If our ad delivery and tracking technology is not effective, our relationships with our advertising clients may be harmed

   Because our adMonitor technology is relatively new, we cannot assure you that the use of our adMonitor services will remain effective in serving, targeting and tracking advertisements or other marketing and promotional activities. Our revenue would be adversely affected if advertisers do not perceive that the use of our adMonitor services will improve the effectiveness of their marketing campaigns.

 A small number of Web publishers accounts for a substantial percentage of our advertising revenue and our failure to develop and sustain long-term relationships with Web publishers, or the reduction in traffic of a current Web publisher in our network, could limit our ability to generate revenue

   For the year ended December 31, 1999, our top five Web publishers accounted for approximately 26.9% of our revenue, and our top three Web publishers accounted for approximately 19.0% of our revenue. For the year ended December 31, 1998 our top five Web publishers accounted for approximately 66.7% of our revenue, and our top three Web publishers accounted for approximately 57.3% of our revenue. Our contracts with Web publishers, including these top Web publishers, are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers. For example, Four11, Inc. terminated its contract with us following its acquisition by Yahoo! Furthermore, we cannot assure you that we would be able to replace a departed or acquired Web publisher with another Web publisher with comparable traffic patterns and demographics, if at all. Therefore, our failure to develop and sustain long-term relationships with Web publishers or the reduction in traffic of a current Web publisher in our network could limit our ability to generate advertising revenue.

 A limited number of advertisers accounts for a significant percentage of our revenue and a loss of one or more of these advertisers could cause our results of operations to suffer

   For the year ended December 31, 1999, revenue from our five largest advertisers accounted for 20.4% of our revenue. Advertisers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top advertisers or our other advertisers will continue their relationships with us. The loss of one or more of the advertisers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from advertisers. Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could cause our financial condition to suffer. For the year ended December 31, 1999, our bad debt expense related to uncollected advertising fees was $645,000.

 Since we expect to derive substantially all of our revenue in the foreseeable future from online advertising, our ability to generate revenue may suffer if the Internet is not increasingly accepted as an effective advertising medium

   If the online advertising market does not develop further, or develops more slowly than expected, we may not generate enough advertising revenue to return to profitability. Since we expect to derive substantially all of our revenue in the foreseeable future from online advertising, our future success is highly dependent on the increased use of the Internet as an advertising medium. Online advertising is relatively new and rapidly evolving, and its effectiveness, compared to traditional media, is uncertain. Widespread use of online advertising depends upon businesses accepting a new way of marketing their products and services. Businesses may view online advertising as undesirable or less effective for promoting their products and services relative to traditional advertising media. In addition, the widespread adoption of technologies that permit Internet users to block advertisements on Web sites could inhibit the growth of the Internet as an advertising medium.

 Since our business depends in part on market acceptance of electronic commerce, if electronic commerce does not grow, or grows slower than we expect, our ability to generate revenue may suffer

   Our success depends in part on market acceptance of electronic commerce. A number of factors outside of our control could prevent this acceptance, including the following:

  . the necessary network infrastructure for substantial growth in usage of the Internet may not develop adequately;

  . insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times; and

  . negative publicity and consumer concern surrounding the security of transactions could impede the growth of electronic commerce.

   If electronic commerce does not grow, or grows slower than we expect, due to any of the above factors, or any other factor, our ability to generate revenue could suffer.

 Failure of our technology and computing systems could harm our relationships with our clients and cause our results of operations to suffer

   The continuing and uninterrupted performance of our servers and networking hardware and software infrastructure is critical to our business. Periodically, we have experienced minor systems interruptions, including Internet disruptions, which we believe may occur periodically in the future. Any system failure that causes interruptions in our ability to service our customers, including failures that affect our ability to deliver advertisements without significant delay to the viewer, could reduce customer satisfaction and, if sustained or repeated, could cause our results of operations to suffer. Further, an increase in the volume of advertising delivered through our servers could strain the capacity of our hardware and software, which could lead to slower response times or system failures. If we do not effectively address any capacity constraints, customer satisfaction could be harmed and our business would likely suffer.

 Failure of the Web infrastructure to support the growth of the electronic marketplace could limit the growth of our business

   The Internet may not in the future be a viable commercial marketplace because of inadequate development of the necessary infrastructure, slow development of complementary products, including high speed modems, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation. To the extent that the Internet continues to experience significant growth in the number of users and the level of use, we cannot assure you that the Internet infrastructure will continue to be able to support the demands placed on it by its users. If the necessary infrastructure or complementary products are not developed, our business may not grow and would likely suffer.

 Our failure to adequately respond to rapid changes in technology and the Internet could harm our ability to generate revenue

   The market for online products and services is subject to rapid change and characterized by evolving industry standards and frequent introductions of new technological developments. These new standards and technological developments could make our existing or future products or services obsolete. Keeping pace with the introduction of new standards and technological developments could result in significant additional costs or prove to be difficult or impossible for us. Any failure to keep pace with the introduction of new standards and technological developments on a cost-effective basis could result in increased costs and harm our ability to generate revenue.

 Many competitors have substantial competitive advantages that may make it more difficult for us to retain our existing advertisers and Web publishers and to attract new advertisers and Web publishers

   The markets for online advertising, direct marketing and ad delivery, or ad serving, and tracking technology are intensely competitive. We compete with television, radio, cable and print for a share of advertisers' total advertising budgets. We also compete with large Web publishers and Web search engine companies, such as America Online, Excite@Home, Infoseek and Yahoo!, for the online advertising budgets of advertisers. In addition, we compete with various Internet advertising networks, such as DoubleClick, 24/7 Media and Engage Technologies. In marketing our adMonitor products and services to Web publishers and advertisers, we also compete with providers of ad delivery, or ad serving, technology, database management and related services, including AdForce, DoubleClick and Engage Technologies. Many of our current and potential competitors enjoy competitive advantages over us, including significantly greater financial, technical and marketing resources. They may also enjoy significantly greater brand recognition and substantially larger bases of Web site clients and advertisers. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in client requirements. Our competitors may also have a significantly greater ability to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners, advertisers and Web publishers. Further, we cannot assure you that our competitors will not develop online products and services that are equal to or superior to our products and services or that achieve greater market acceptance than our products and services. If we are unable to compete successfully against existing or potential competitors, our revenue and margins may decline. Please see "Business--Competition" for more information on our competitors.

 Our failure to successfully acquire and integrate new technologies and businesses could cause our results of operations to suffer

   We focus on creating sponsorship-oriented advertising campaigns that take full advantage of the unique capabilities of the Internet. The Internet is a quickly changing environment, requiring companies to constantly improve their technology and develop or acquire new technology. We intend to acquire and make investments in complementary businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make any potential acquisition or investment on commercially acceptable terms. Moreover, we may have difficulty integrating any acquired businesses, products, services or technologies into our operations. These difficulties could disrupt our business, distract our management and employees and increase our expenses. In addition, we may incur debt or issue equity securities to fund any future acquisitions. The issuance of equity securities could be dilutive to existing stockholders.

 If we are unable to safeguard the security and privacy of our information, our results of operations may suffer

   Our technical infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. Weaknesses or vulnerabilities in the Internet, a user's personal computer or in our services could compromise the confidential nature of information transmitted over the Internet. These factors could require us to devote significant financial and human resources to protect against future breaches and alleviate or mitigate problems caused by security breaches. Security breaches could result in financial loss, litigation and other liabilities, any of which could cause our results of operations to suffer.

 Government regulation may affect our ability to gather, generate or use information for profiles and may hinder our ability to conduct business

   The legal and regulatory environment governing the Internet and the use of information about Web users is uncertain and may change. A number of lawsuits have recently been filed against certain Internet companies related to online privacy. Web sites typically place small files of information, commonly known as cookies, on a Web user's hard drive, generally without the user's knowledge or consent. Although it is possible to modify a Web user's Internet browser software to prevent the placement of cookies, few users currently choose to do so. Our adMonitor tracking technology is able to use cookies to collect data about a Web user's movement through the Internet. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies and restricting the collection of data through the use of cookies. United States legislators in the past have introduced a number of bills aimed at regulating the collection and use of data from Internet users and additional similar bills are being considered during the current congressional session. The European Union has recently adopted a directive addressing data privacy that may result in limitations on the collection and the use of specific personal information regarding Internet users. In addition, Germany and other European Union member countries have imposed their own laws protecting data that can become personally identifiable through subsequent processing. Other countries have enacted, or are considering, limitations on the use of personal data as well. The effectiveness of our technology could be impaired by any limitation in the use of cookies or the collection of data from Internet users, and consequently, our business and results of operations could be harmed.

   A number of laws and regulations have been, and in the future may be, adopted covering issues such as pricing, acceptable content, taxation and quality of products and services on the Internet. This legislation could inhibit the growth in the use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium. In addition, due to the global accessibility of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate our activities and our customers. Any of these developments could limit our ability to do business and to generate revenue.

 Any failure by us to protect our intellectual property could harm our business and competitive position

   We generally protect our intellectual property through a combination of patent, trademark, trade secret and copyright laws, confidentiality agreements with our employees and third parties, and license agreements with consultants, vendors and clients. We have filed a patent application for our adMonitor technology in the United States. We have also filed applications for several trademarks in the United States. We cannot assure you that any of our patent or trademark applications will be approved. Even if these applications are approved, the patents or trademarks may be successfully challenged by others or invalidated. In addition, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We may not have adequate remedies for any breach of confidentiality agreements, and our trade secrets may otherwise become known or independently developed by competitors. Please see "Business--Intellectual Property Rights" for more information on our intellectual property.

 We may be liable for content available or posted on the Web sites of our publishers

   We may be liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory. Any claims or counterclaims could be time-consuming, result in costly litigation or divert management's attention.

 The loss of key employees would likely impair the growth of our business

   Our performance and future success is substantially dependent on the continued service of our executive officers and other key employees, all of whom are employed on an at-will basis. In particular, our success depends on the client relationships, management skills and industry and technical knowledge of our CEO and president, John C. Bohan, and our chief technology officer, Frank A. Addante. Given our early stage of development, we are dependent on our ability to retain and motivate highly qualified personnel, especially our management, technical and business development executives and other key employees. The loss of the services of one or more of our executive officers or other key employees would likely impair the growth of our business. Please see "Directors and Executive Officers of the Registrant" for more information about our executive officers and key employees.

 The substantial number of shares that will be eligible for sale in the near future may cause the market price of our common stock to decline

   A substantial number of shares of our common stock are subject to 180 day lock-up agreements that expire on July 26, 2000. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock.

 Our executive officers and directors exercise significant control over our company, including the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval

   Our executive officers and directors, in the aggregate, beneficially owned or controlled approximately 55.6% of the outstanding shares of our common stock as of March 1, 2000. Our officers, directors and their affiliates will have the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including merger and other changes of corporate control, going private transactions and other extraordinary transactions and terms thereof.

 Our planned international expansion may be affected by factors beyond our control

   We are currently evaluating the initiation of operations in selected international markets. This potential expansion could occur through internal growth, acquisition, or both. To date, we have not deployed international versions of our products and services. Expansion into international markets will require substantial resources and attention from management. We have no experience in international operations and may not be able to compete effectively in international markets. We may face numerous risks inherent in conducting business internationally, such as:

  .  the impact of recessions in economies outside the United States;

  . changes in domestic regulatory requirements, as well as differences between domestic and foreign regulatory requirements;

  . export restrictions, including export controls relating to encryption technology;

  .  reduced protection for intellectual property rights in some countries;

  .  potentially adverse tax consequences;

  .  difficulties and costs of staffing and managing foreign operations;

  .  problems associated with any acquisitions we might pursue;

  .  foreign political and economic instability;

  .  tariffs and other trade barriers;

  .  fluctuations in currency exchange rates; and

  .  seasonal reductions in business activity.

   Our failure to address these risks adequately may cause our business, results of operations and financial condition to suffer.

 We may need additional capital in the future to operate our business and we may experience difficulty in obtaining this additional capital

   We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds in the future to fund our operations, to enhance or expand the range of products and services we offer or to respond to competitive pressures or perceived opportunities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available when required or on acceptable terms, the growth of our business and results of operations may suffer.

 We are subject to anti-takeover provisions, which may make it difficult for a third party to acquire us

   A number of recent acquisitions and consolidations have occurred in our industry. For example, DoubleClick acquired NetGravity in October 1999, and CMGI, Inc., which recently acquired Flycast Communications and Adforce, has agreed to sell Flycast Communications and Adsmart to its majority-owned operating company, Engage Technologies, Inc. We are subject to anti-takeover provisions that may make it difficult for a third party to acquire us. We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of the corporation's voting stock.

 Our common stock and our stock price may experience extreme price and volume fluctuations

   The stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. The market price of our common stock has fluctuated in the past and is likely to be highly volatile. The market price of our common stock could be subject to wide fluctuations in response to factors such as:

  .  actual or anticipated variations in our revenue;

  .  earnings and cash flow;

  .  announcements of new service offerings;

  .  technological innovations;

  . competitive developments with respect to patents, copyrights or proprietary rights;

  .  changes in financial estimates by securities analysts;

  . conditions and trends in the Internet and electronic commerce industries;

  .  adoption of new accounting standards affecting our industry; and

  .  general market conditions.

ITEM 2. PROPERTIES

   Our principal executive offices are located in Santa Monica, California, where we lease approximately 11,000 square feet under a lease that expires on December 31, 2000. We also lease approximately 6,000 square feet of space in another facility in Santa Monica, California. In addition, we lease space for our sales and marketing efforts in Chicago, Franklin (Michigan), New York and San Francisco. Our adMonitor ad serving and tracking software and hardware is currently housed in El Segundo, California and Santa Clara, California. These two facilities provide us with a secure area to store and operate our computer systems and capacity for communications links and Internet connectivity systems. We are continually evaluating our facility requirements. We believe that our existing leased space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

   On November 12, 1999, DoubleClick filed a lawsuit against us in the United States District Court for the Eastern District of Virginia. The suit alleges that we are infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick related to methods and networks for delivering, targeting and measuring advertising over the Internet. DoubleClick is seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. The case is currently in the early stages of discovery. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously. We currently believe that this lawsuit and its outcome will not cause any material harm to our business. See "Risk Factors--Intellectual property infringement claims, including claims by DoubleClick against us, could prevent or hinder our ability to delivery advertisements over the Internet."

   In addition to the DoubleClick lawsuit, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are not currently involved in any such other proceedings which we believe will materially and adversely affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   By written consent effective December 13, 1999, the stockholders approved the following matters: 1. Approval of a two-for-three reverse stock split; 2. Approval of the Amended and Restated Certificate of Incorporation in the form effective following the completion of our initial public offering in February 2000; and 3. Approval of an amendment to our Stock Incentive Plan to increase the number of shares of common stock reserved for issuance upon exercise of options granted under the Plan by 666,666 shares. The above resolutions were approved by holders of 6,533,333 shares of common stock (as adjusted to reflect the two-for-three reverse stock split), the holder of 2,000 shares of Series A preferred stock, the holders of 3,681,514 shares of Series B preferred stock and the holders of 1,307,190 shares of Series C preferred stock. No stockholder voted against the above resolutions, and there were no abstentions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

   Our common stock has been quoted on the Nasdaq National Market under the symbol LNTY since our initial public offering of January 28, 2000. Prior to January 28, 2000, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The Nasdaq National Market, Inc.

       2000                                                         High   Low
       ----                                                        ------ ------
       First Quarter (January 28, 2000--March 20, 2000)........... $31.38 $13.88

   On March 20, 2000, the last sale price of a share of our common stock reported by the Nasdaq National Market was $15.38.

Holders

   As of March 1, 2000, there were approximately 76 stockholders of record.

Dividend Policy

   We have never declared or paid cash dividends on our common stock. We currently intend to retain available funds from earnings for future growth and, therefore, we do not anticipate paying any dividends in the foreseeable future.

Sales of Unregistered Securities

   We sold and issued the following securities during the year ended December 31, 1999 (which numbers reflect the 2-for-3 reverse stock split effected on January 25, 2000):

   On June 7, 1999, we issued to The Roman Arch Fund L.P. and The Roman Arch Fund II, L.P. four warrants to purchase an aggregate of 333,333 shares of our common stock, later adjusted to an aggregate of 150,000 shares of our common stock, at an initial purchase price of $2.40 per share, subject to adjustment. We issued these warrants in connection with a loan made by The Roman Arch Fund L.P. and The Roman Arch Fund II, L.P. to us in the aggregate principal amount of $1,000,000. These warrants were issued and sold in reliance upon the exemption provided for by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, based on the fact that we issued these securities in a sale not involving a public offering.

   In August and September 1999, we sold 4,107,044 shares of our Series B Convertible Preferred Stock, par value $.001 per share to (i) DigaComm (L90), L.L.C. in exchange for $2,000,000 in cash, (ii) Keystone Venture V, L.P. in exchange for $4,000,000 in cash, (iii) The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. in exchange for $500,000 in cash, (iv) Remtula and Shinin Suleman, co-trustees for Trust dated 9/10/93 for the benefit of Trevor F. Suleman and Miles L. Suleman in exchange for $500,000 in cash, (v) Lawrence Haut in exchange for $117,500 in cash, (vi) Donald and Cathy Allman in exchange for $100,000 in cash, (vii) Seymour Zises in exchange for $25,000 in cash,
(viii) Matthew Ludmer in exchange for $30,000 in cash, (ix) Jodi Yegelwel in exchange for $50,000 in cash, (x) Lewis Katz in exchange for $200,000 in cash,
(xi) Herb Corbin in exchange for $50,000 in cash, (xii) Paul Konigsberg in exchange for $40,000 in cash, (xiii) Dime Capital Partners, Inc. in exchange for $1,000,000 in cash, (xiv) James Stern in exchange for $500,000 in cash,
(xv) Cambridge Lat 90 Associates, LLC in exchange for $500,000 in cash and
(xvi) Harley Greenfield in exchange for $50,000 in cash. These shares of Series B Convertible Preferred Stock automatically converted into 2,738,029 shares of our common stock on a three-for-two basis on the closing of our initial public offering on February 2, 2000. In addition, we sold to (i) DigaComm
(L90), L.L.C. a warrant for the purchase of up to 353,964 shares of our common stock at an exercise price of $5.30 per share and (ii) William Apfelbaum a warrant for the purchase of up to 353,964 shares of our common stock at an exercise price of $5.30 per share. These securities were sold in reliance upon the exemption provided for by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, based on the fact that we issued these securities in a sale not involving a public offering.

   In September 1999, we sold 1,307,190 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, to (i) Development Ventures (Two) Inc. in exchange for $2,000,000 in cash and (ii) Rare Medium Group, Inc. in exchange for $2,000,000 in cash. These shares of Series C Convertible Preferred Stock automatically converted into 871,460 shares of our common stock on a three-for-two basis on the closing of our initial public offering on February 2, 2000. In addition, we sold to (i) Development Ventures (Two) Inc. a warrant for the purchase of up to 674,029 shares of our common stock at an exercise price of $4.59 per share and (ii) Rare Medium Group, Inc. a warrant for the purchase of up to 600,000 shares of our common stock at an exercise price of $4.59 per share. These securities were sold in reliance upon the exemption provided for by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, based on the fact that we issued these securities in a sale not involving a public offering.

   As of December 31, 1999, we had issued and sold 26,666 shares of our common stock to employees, consultants, officers and directors upon the exercise of options for an aggregate consideration of $94,000. All shares of our common stock issued upon exercise of these options were issued and sold in reliance upon the exemption provided for under Rule 701 promulgated under the Securities Act.

Use of Proceeds

   The effective date of our initial public offering of shares of common stock was January 28, 2000 (SEC Registration No. 333-87607). Through our initial public offering in February 2000, we sold 7,475,000 shares of our common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $15.00 per share. Our initial public offering was managed by SG Cowen Securities Corporation, Banc of America Securities LLC, CIBC Oppenheimer Corp. and Wit Capital Corporation. The initial public offering resulted in gross proceeds of approximately $112.1 million, approximately $7.8 million of which was applied toward the underwriting discount and commission. Expenses related to the offering totaled approximately $1.5 million. Our net proceeds from the offering were approximately $102.8 million. From the time of receipt through March 1, 2000, these net proceeds have been applied toward general corporate purposes. Pending these uses, the net proceeds have been invested in short-term, investment grade, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected financial data for the period ended December 31, 1997 and the fiscal years ended December 31, 1998 and 1999, which has been derived from our audited financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes to those statements included elsewhere in this Report.

                                       Period from
                                        Inception
                                     (January 5, 1997)  Year ended December 31,
                                         through       -------------------------
                                    December 31, 1997      1998         1999
                                    ------------------ ------------ ------------
                                       (in thousands, except per share data)
Statement of Operations Data:
Revenue...........................        $1,160         $ 2,189      $ 9,201
Operating expenses:
  Cost of revenue.................           --              --         4,751
  Sales and marketing.............           550           1,362        4,865
  Research and development........           --              138        2,581
  General and administrative......           303             995        4,521
                                          ------         -------      -------
Total operating expenses..........           853           2,495       16,718
                                          ------         -------      -------
Operating income (loss)...........           307            (306)      (7,517)
Interest income, net..............             3              17           30
                                          ------         -------      -------
Net income (loss) before provision
 for income taxes.................           310            (289)      (7,487)
Provision for income taxes........           --                1            1
                                          ------         -------      -------
Net income (loss).................        $  310         $  (290)     $(7,488)
                                          ======         =======      =======
Cumulative dividends on
 participating preferred stock ...           --              (23)      (1,470)
                                          ------         -------      -------
Net income (loss) attributable to
 common stockholders..............        $  310         $  (313)     $(8,958)
                                          ======         =======      =======
Net loss per share:
  Basic/Diluted...................        $  --          $ (0.05)     $ (1.34)
                                          ======         =======      =======
Weighted average shares
 outstanding used in basic and
 diluted per share calculation....           --            6,667        6,675
                                          ======         =======      =======
                                       December 31,    December 31, December 31,
                                           1997            1998         1999
                                    ------------------ ------------ ------------
                                                   (in thousands)
Balance Sheet Data:
Cash and cash equivalents.........         $ 235          $2,112      $ 6,896
Working capital...................           470           1,996        4,914
Total assets......................           970           3,936       16,136
Convertible preferred stock.......           --            2,000       16,006
Total stockholders' equity........           495           2,133        7,312
                                       Period from
                                        Inception
                                    (January 5, 1997)   Year Ended December 31,
                                         through       -------------------------
                                    December 31, 1997      1998         1999
                                    ------------------ ------------ ------------
                                                   (in thousands)
Supplemental Data:
System revenue(1).................        $4,210         $ 8,024      $15,366
                                          ======         =======      =======

--------
(1) System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Although system revenue is not recognized under generally accepted accounting principles, we believe that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to financial statements included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview

   We are a leading provider of comprehensive online advertising and direct marketing solutions for advertisers and Web publishers. Since inception, substantially all of our revenue has been derived from online advertising sales, and we expect this to continue for the foreseeable future. We offer advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. We also offer direct marketing programs which may be priced on a cost per action basis, such as cost for each new user registration. In January 1999, we began to charge our customers for the use of our adMonitor technology. For the year ended December 31, 1999, online advertising sales accounted for 95.6% of our revenue, and fees generated by our adMonitor technology accounted for 4.4% of our revenue.

   Revenue from ad sales is earned under commission-based and service fee-based contracts. For commission-based contracts, we receive commissions from Web publishers for the sale of their ad inventory. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. We recognize commissions ratably over the term of an advertising campaign, which typically ranges from one to twelve months. For service fee-based contracts, we purchase advertising space, or ad inventory, from Web publishers and are obligated to pay a service fee to Web publishers for ads placed on their Web sites. Additionally, under service fee-based contracts, we bear the risk of loss from the non-collection of fees payable by advertisers for ads sold. Consequently, revenue earned from service fee-based contracts reflects the full value of the ads sold. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts.

   In the second quarter of 1999, we began the process of amending many of our commission-based contracts with Web publishers to provide that we will sell their ad inventory on a best efforts basis to our advertising clients and remit to Web publishers, as a service fee, a percentage of the resulting advertising revenue. We are attempting to amend almost all of our existing commission-based contracts with Web publishers to convert these contracts into service fee-based contracts. So long as we have both commission-based and service fee-based contracts, revenue will include a mix of commissions received under our commission-based contracts and total billings to our advertising clients under our service fee-based contracts. For the foreseeable future, we do not expect to completely convert all of our contracts into service fee-based contracts. As our amended contracts are phased in, we expect that revenue will increase disproportionately from prior periods as a result of the recognition of total billings to our advertising clients as revenue.

   The financial statements included elsewhere in this report include references to system revenue. We believe system revenue provides a consistent basis for reporting revenue from period to period, regardless of the change in contract type, as discussed above. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. We believe that period to period comparisons of operating results are not always meaningful and that the results for any period should not be relied upon as an indication of future performance. For the year ended December 31, 1999, service fee-based contracts accounted for 79.2% of our revenue, and commission based contracts accounted for 20.8% of our revenue. For the year ended December 31, 1998, commission-based contracts accounted for 100% of our revenue.

   We expect that revenue generated from the delivery of advertisements on our network of Web sites will continue to account for a substantial majority of our revenue for the foreseeable future. Our five largest advertising customers accounted for 20.4% of revenue for the year ended December 31, 1999, 25.5% of revenue for the year ended December 31, 1998 and 30.0% for the period ended December 31, 1997. Our largest advertising customer accounted for less than 10% of revenue for each of the years ended December 31, 1999 and 1998, and 17% for the period ended December 31, 1997.

   We typically enter into one-year contracts with the Web publishers in our network. Web publishers do not pay a fee to join our network. These agreements usually may be terminated by either party by giving 30 to 120 days prior written notice. Additionally, these agreements are usually automatically renewable for successive one-year terms. For the year ended December 31, 1999, our largest Web publisher accounted for less than 10% of our revenue. Ads delivered on the top five Web sites in our network accounted for 26.9% of our revenue for the year ended December 31, 1999, 66.7% of our revenue for the year ended December 31, 1998 and 74.5% for the period ended December 31, 1997.

   Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts and Internet connectivity and bandwidth costs associated with ad serving. We expect cost of revenue to increase on an absolute dollar basis in future periods as our revenue increases and as more of the contracts with Web publishers are structured as service fee-based contracts.

Results of Operations

 Years Ended December 31, 1999 and 1998

   Revenue. Revenue increased 320.2% to $9.2 million for the year ended December 31, 1999 from $2.2 million for the year ended December 31, 1998. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered. In addition, this increase was partly attributable to our adoption of service fee-based contracts and the initiation of our charging service fees to customers for the use of our adMonitor technology.

   System Revenue. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Although system revenue is not recognized under generally accepted accounting principles, we believe that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another. System revenue increased 91.5% to $15.4 million for the year ended December 31, 1999 from $8.0 million for the year ended December 31, 1998. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered, as well as the initiation of our charging service fees to customers for the use of our adMonitor technology.

   Cost of Revenue. Cost of revenue was $4.8 million for the year ended December 31, 1999. During the year ended December 31, 1998, all revenue was derived solely from advertising sales commissions with no related service fees charged to customers for the use of adMonitor, or associated cost of revenue.

   Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses were $4.9 million, or 52.9% of revenue, for the year ended Decemer 31, 1999, and $1.4 million, or 62.2% of revenue, for the year ended December 31, 1998. This increase was primarily due to an increase in the number of sales and marketing personnel. Our sales and marketing organization has grown to 75 employees as of December 31, 1999 from six employees as of January 1, 1998. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel, expand into new markets and continue to promote our advertising solutions.

   Research and Development. Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our adMonitor technology. To date, all research and development costs have been expensed as incurred. Research and development expenses were $2.6 million, or 28.1% of revenue, for the year ended December 31, 1999, and $138,000, or 6.3% of revenue, for the year ended December 31, 1998. This increase was due primarily to the deployment and enhancement of our adMonitor technology. We expect research and development expenses to increase significantly on an absolute dollar basis in future periods.

   General and Administrative. General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses were $4.5 million, or 49.1% of revenue, for the year ended December 31, 1999, and $995,000, or 45.5% of revenue, for the year ended December 31, 1998. This increase was primarily a result of a $1.0 million increase in personnel expenses, a $677,000 increase in professional service fees and a $1.3 million increase in facility expenses necessary to support our growth. We expect general and administrative expenses to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company.

   Interest Income, Net. Net interest income primarily consists of interest earned on cash balances, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Net interest income was $30,000 for the year ended December 31, 1999. Net interest income was $17,000 for the year ended December 31, 1998.

 Year Ended December 31, 1998 and the Period Ended December 31, 1997

   Revenue. Revenue increased 88.8%, to $2.2 million for the year ended December 31, 1998 from $1.2 million for the period ended December 31, 1997. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered.

   System Revenue. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Although system revenue is not recognized under generally accepted accounting principles, we believe that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another. System revenue increased 90.6% to $8.0 million for the year ended December 31, 1998 from $4.2 million for the period ended December 31, 1997. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered.

   Cost of Revenue. During both periods, all revenue was derived solely from advertising sales commissions and there was no associated cost of revenue.

   Sales and Marketing. Sales and marketing expenses were $1.4 million, or 62.2% of revenue, for the year ended December 31, 1998, and $550,000, or 47.4% of revenue, for the period ended December 31, 1997. This increase was primarily due to an increase in the number of sales and marketing personnel.

   Research and Development. Research and development expenses were $138,000, or 6.3% of revenue, for the year ended December 31, 1998. Research and development expenses consisted primarily of expenses associated with the development and deployment of our adMonitor technology. There were no research and development expenses for the period ended December 31, 1997.

   General and Administrative. General and administrative expenses were $995,000, or 45.5% of revenue, for the year ended December 31, 1998, and $303,000, or 26.1% of revenue, for the period ended December 31, 1997. The increase was primarily a result of a $144,000 increase in personnel expenses, a $176,000 increase in professional service fees and a $234,000 increase in facility expenses necessary to support our growth.

   Interest Income, Net. Net interest income was $17,000 for the year ended December 31, 1998, and $3,000 for the period ended December 31, 1997.

Quarterly Results of Operations

   The following tables set forth unaudited quarterly statement of operations data for the eight quarters ended December 31, 1999 in dollars and as a percentage of revenue. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited financial statements and the notes to the financial statements appearing elsewhere in this report.

                                                    Three Months Ended
                          -------------------------------------------------------------------------
                          Mar. 31, Jun. 30, Sep. 30, Dec. 31, Mar. 31, Jun. 30,  Sep. 30,  Dec. 31,
                            1998     1998     1998     1998     1999     1999      1999      1999
                          -------- -------- -------- -------- -------- --------  --------  --------
                                           (in thousands, except per share data)
Statement of Operations
 Data:
 Revenue................   $  404   $  516   $  545   $  724   $  753  $ 1,168   $ 2,052   $ 5,227
 Operating expenses:
 Cost of revenue........      --       --       --       --         2      307     1,027     3,415
 Sales and marketing....      313      239      322      487      803    1,003     1,182     1,878
 Research and
  Development...........        7       20       34       77      139      252     1,013     1,176
 General and
  administrative........      116      187      275      417      528      812     1,368     1,813
                           ------   ------   ------   ------   ------  -------   -------   -------
 Total operating
  expenses..............      436      446      631      981    1,472    2,374     4,590     8,282
                           ------   ------   ------   ------   ------  -------   -------   -------
 Operating income
  (loss)................      (32)      70      (86)    (257)    (719)  (1,206)   (2,538)   (3,055)
 Interest income
  (expense) net.........        3      --         3       10       11      (16)      (47)       82
                           ------   ------   ------   ------   ------  -------   -------   -------
 Income (loss) before
  provision for taxes...      (29)      70      (83)    (247)    (708)  (1,222)   (2,585)   (2,973)
 Provision for income
  taxes.................      --       --       --         1      --       --        --          1
                           ------   ------   ------   ------   ------  -------   -------   -------
 Net income (loss)......      (29)      70      (83)    (248)    (708)  (1,222)   (2,585)   (2,974)
 Cumulative dividends on
  participating
  preferred stock.......      --       --        (3)     (20)     (20)     (20)   (1,204)     (225)
                           ------   ------   ------   ------   ------  -------   -------   -------
 Net income (loss)
  attributed to common
  stockholders..........   $  (29)  $   70   $  (86)  $ (268)  $ (728) $(1,242)  $(3,789)  $(3,199)
                           ======   ======   ======   ======   ======  =======   =======   =======
 Net income (loss) per
  share:
 Basic/Diluted..........   $(0.00)  $ 0.01   $(0.01)  $(0.04)  $(0.11) $ (0.19)  $ (0.57)  $ (0.48)
                           ======   ======   ======   ======   ======  =======   =======   =======
 Weighted average number
  of common shares
  outstanding:
 Basic/Diluted..........    6,667    6,667    6,667    6,667    6,667    6,667     6,667     6,693
                           ======   ======   ======   ======   ======  =======   =======   =======
Supplemental Data:
 Systems Revenue(1).....   $1,466   $1,910   $2,064   $2,583   $2,529  $ 3,101   $ 3,602   $ 6,134
                           ======   ======   ======   ======   ======  =======   =======   =======

--------
(1) System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Although system revenue is not recognized under generally accepted accounting principles, we believe that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another.

   Our system revenue increased during each quarter of 1998. Quarterly system revenue increased 30.3% from the first to second quarter, 8.1% from the second to third quarter and 25.2% from the third to fourth quarter of 1998. Quarterly system revenue decreased 2.1% from the fourth quarter of 1998 to the first quarter of 1999 due to seasonal factors. Quarterly system revenue increased 22.6% from the first quarter to the second quarter of 1999, 16.1% from the second to the third quarter of 1999, and 70.3% from the third to the fourth quarter 1999. Quarterly growth was due to increases in the number of advertising customers, the number of Web publishers on our network, the number of ads delivered and adMonitor service fees.

                                                   Three Months Ended
                         ----------------------------------------------------------------------------
                         Mar. 31,  June 30, Sep. 30,  Dec. 31,  Mar. 31,  June 30,  Sep. 30,  Dec 31,
                           1998      1998     1998      1998      1999      1999      1999     1999
                         --------  -------- --------  --------  --------  --------  --------  -------
As a Percentage of
 Revenue:
Revenue.................  100.0%    100.0%   100.0%    100.0%    100.0%     100.0%    100.0%   100.0%
Operating expenses:
  Cost of revenue.......    --        --       --        --        0.3       26.3      50.0     65.3
  Sales and marketing...   77.5      46.5     59.1      67.2     106.6       85.9      57.6     35.9
  Research and
   Development..........    1.7       3.9      6.3      10.7      18.5       21.6      49.4     22.5
  General and
   administrative.......   28.7      36.2     50.5      57.7      70.1       69.5      66.7     34.7
                          -----     -----    -----     -----     -----     ------    ------    -----
Total operating
 expenses...............  107.9      86.6    115.9     135.6     195.5      203.3     223.7    158.4
                          -----     -----    -----     -----     -----     ------    ------    -----
Operating income
 (loss).................   (7.9)     13.4    (15.9)    (35.6)    (95.5)    (103.3)   (123.7)   (58.4)
Interest income
 (expense), net.........    0.7       0.1      0.6       1.5       1.4       (1.3)     (2.2)     1.6
                          -----     -----    -----     -----     -----     ------    ------    -----
Income (loss) before
 provision for income
 taxes..................   (7.2)     13.5    (15.3)    (34.1)    (94.1)    (104.6)   (125.9)   (56.9)
Provision for income
 taxes..................    --        --       --        --        --         --        --       --
                          -----     -----    -----     -----     -----     ------    ------    -----
Net income (loss).......   (7.2)%    13.5%   (15.3)%   (34.1)%   (94.1)%   (104.6)%  (125.9)%  (56.9)%
                          =====     =====    =====     =====     =====     ======    ======    =====

   Our revenue increased during each of the last eight quarters. In 1998, quarterly revenue increased 27.7% from the first to second quarter, 5.6% from the second to the third quarter and 32.8% from the third to the fourth quarter. In 1999, quarterly revenue increased 55.1% from the first to the second quarter, 75.7% from the second to the third quarter, and 155% from the third to the fourth quarter. Quarterly revenue growth was primarily due to increases in the number of advertising clients, the number of Web sites on our network, the number of ads delivered and adMonitor service fees. The increases in revenue from quarter to quarter in 1999 were also due to increases in the number of service fee-based contracts.

   Increases in total operating expenses were due primarily to the addition of sales, technical and administrative personnel needed to sustain our growth and further develop our infrastructure.

   Our revenue has historically been, and we expect it to continue to be, subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first calendar quarter of each year. Additionally, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns.

Liquidity and Capital Resources

   From our inception through September 1998, we financed our operations primarily through internally generated cash flow. In September 1998, we completed a private placement of equity securities to an individual investor and received $1.9 million in net proceeds. In September 1999, we completed two private placements of equity securities and received $12.9 million in net proceeds. In February 2000, we completed our initial public offering of 7,475,000 shares of our common stock (including 975,000 shares subject to the underwriter's over-allotment option) at $15.00 per share. The initial public offering resulted in aggregate net proceeds of approximately $102.8 million, net of underwriting discounts and expenses of the offering. The net proceeds from these private placements and our initial public offering are being used to expand our business operations, to hire additional personnel, to provide additional services and for general corporate purposes related to the expansion of our business.

   Net cash used by operating activities was $6.3 million for the year ended December 31, 1999. Net cash provided by operating activities was $1,000 for the year ended December 31, 1998 and $259,000 for the period ended December 31, 1997. Cash used in operating activities for the year ended December 31, 1999 resulted from a net loss of $7.5 million, as well as a $2.8 million increase in accounts receivable and a $1.1 million increase in prepaids and other current assets partially offset by a $3.5 million increase in accounts payable and a $1.4 million increase in accrued expenses. Cash provided by operating activities for the year ended December 31, 1998 resulted from a $834,000 increase in accounts payable and a $200,000 increase in accrued liabilities, partially offset by a $290,000 net loss and a $626,000 increase in accounts receivable. Cash provided by operating activities for the period ended December 31, 1997 resulted from $310,000 in net income and a $327,000 increase in accounts payable and a $100,000 increase in accrued liabilities, partially offset by a $490,000 increase in accounts receivable. The increases in both accounts receivable and accounts payable include amounts invoiced on behalf of Web publishers for which we have no credit exposure. As of December 31, 1999, the amount billed on behalf of our Web publishing clients, and therefore included in our accounts receivable and accounts payable balances with no credit risk to us, was approximately $229,000.

   Net cash used in investing activities was $1.1 million for the year ended December 31, 1999, $323,000 for the year ended December 31, 1998 and $19,000 for the period ended December 31, 1997. Cash used in investing activities was primarily related to purchases of property and equipment.

   Net cash provided by financing activities was $12.2 million for the year ended December 31, 1999 and $2.2 million for the year ended December 31, 1998. Net cash used by financing activities was $5,000 for the period ended December 31, 1997, resulting from a withdrawal of capital. Cash provided by financing activities for the year ended December 31, 1999 resulted primarily from the proceeds from our private placement of equity securities. Cash provided by financing activities for the year ended December 31, 1998 resulted primarily from the sale of Series A preferred stock, partially offset by distributions to stockholders.

   Although we do not have any material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Year 2000 Compliance

   We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. We cannot quantify the amount of our potential exposure but we believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively impacted if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers. In preparation for the year 2000, we incurred internal staff costs as well as consulting and other expenses. Year 2000 expenses incurred during 1999 totaled less than $100,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the yield on our investments.

Interest Rate Risk

   The primary objective of our investment activities is to preserve the principal while at the same time achieving an attractive return. To achieve this objective, we maintain a portfolio of investment grade cash equivalents and short-term investments. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. The potential change noted above is based on sensitivity analysis we performed as of December 31, 1999.

   We did not hold derivative financial instruments as of December 31, 1999, and have never held these instruments in the past.

Foreign Currency

   Currently all of our sales and expenses are denominated in U.S. dollars and as a result we have experienced no foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies during 2000, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.


                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

L90, Inc.

  Report of Independent Public Accountants................................  34

  Balance Sheets as of December 31, 1998 and 1999.........................  35

  Statements of Operations for the period ended December 31, 1997, for the years ended December 31, 1998 and 1999.................................  36

  Statements of Stockholders' Equity for the period ended December 31,
   1997, for the years ended December 31, 1998 and 1999...................  37

  Statements of Cash Flows for the period ended December 31, 1997, for the years ended December 31, 1998 and 1999.................................  38

  Notes to Financial Statements...........................................  39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of L90, Inc.:

   We have audited the accompanying balance sheets of L90, Inc. (a Delaware Corporation) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for the period from January 5, 1997 (inception) to December 31, 1997, and the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L90, Inc. as of December 31, 1998 and 1999 and the results of its operations and its cash flows for the period from January 5, 1997 (inception) to December 31, 1997, and the years ended December 31, 1998 and 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Los Angeles, California
January 28, 2000

                                   L90, INC.

                                 BALANCE SHEETS

                                                                    Pro Forma
                                                                   Stockholders
                                               December 31,           Equity
                                          -----------------------  December 31,
                                             1998        1999          1999
                                          ----------  -----------  ------------
                                                                   (unaudited)
                                                                     (Note 3)
                 ASSETS
Current Assets:
 Cash and cash equivalents............... $2,111,852  $ 6,895,938
 Accounts receivable (net of allowances
  of $142,952 and $668,010 at December
  31, 1998 and 1999, respectively........  1,310,457    4,128,069
 Prepaid expenses and other assets.......    196,562    1,341,950
                                          ----------  -----------
 Total current assets....................  3,618,871   12,365,957
                                          ----------  -----------
 Restricted cash.........................        --     1,268,632
 Property and equipment:
   Equipment.............................    320,567    2,695,847
   Furniture and fixtures................     15,720       70,006
   Leasehold improvements................     18,347       32,421
                                          ----------  -----------
                                             354,634    2,798,274
   Less--Accumulated depreciation and
    amortization.........................    (37,340)    (296,808)
                                          ----------  -----------
 Property and equipment, net.............    317,294    2,501,466
                                          ----------  -----------
 Total assets............................ $3,936,165  $16,136,055
                                          ==========  ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable........................ $1,177,950  $ 4,693,881
 Accrued expenses........................    300,670    1,686,274
 Current portion of note payable.........        --       414,222
 Current portion of long-term capital
  lease obligations......................     68,025      256,928
 Deferred revenues.......................     53,417          --
 Accrued dividends.......................     23,233      401,139
                                          ----------  -----------
 Total current liabilities...............  1,623,295    7,452,444
Note payable, net of current portion.....        --       928,702
Long-term capital lease obligations, net
 of current portion......................    180,362      442,710
                                          ----------  -----------
 Total liabilities.......................  1,803,657    8,823,856
                                          ----------  -----------
Stockholders' Equity:
 Preferred stock, $0.001 par value;
  15,000,000 shares authorized:
   Series A preferred stock, $0.001 par
    value, 2,000 shares authorized, 2,000
    shares issued and outstanding,
    including paid-in capital of
    2,077,501............................  2,000,000    2,077,503  $       --
   Series B preferred stock, $0.001 par
    value, 5,000,000 shares authorized,
    4,107,044 shares issued and
    outstanding, including
    paid-in-capital of 9,348,823.........        --     9,352,930          --
   Series C preferred stock, $0.001 par
    value, 3,000,000 shares authorized,
    1,307,190 shares issued and
    outstanding, including
    paid-in-capital of 4,574,279.........        --     4,575,586          --
 Common stock, $0.001 par value,
  53,333,333 shares authorized,
  6,693,333 and 11,969,489 shares issued
  and outstanding, actual and proforma,
  respectively...........................      6,667        6,693       11,969
 Additional paid-in capital..............     50,151      181,901   16,182,644
 Notes receivable for common stock.......    (43,750)     (43,750)     (43,750)
 Capital contributions, net of
  shareholder draws......................        --           --           --
 Retained earnings.......................    119,440   (8,838,664)  (8,838,664)
                                          ----------  -----------  -----------
 Total stockholders' equity..............  2,132,508    7,312,199  $ 7,312,199
                                          ----------  -----------  ===========
 Total liabilities and stockholders'
  equity................................. $3,936,165  $16,136,055
                                          ==========  ===========

        The accompanying notes are an integral part of these statements.

                                   L90, INC.

                            STATEMENTS OF OPERATIONS

                                          Period Ended       Years Ended
                                          December 31,       December 31,
                                          ------------ -----------------------
                                              1997        1998        1999
                                          ------------ ----------  -----------
Revenue
  Service fee-based revenue.............   $      --   $      --   $ 7,282,892
  Commission-based revenue..............    1,159,764   2,189,433    1,917,907
                                           ----------  ----------  -----------
Total revenue...........................    1,159,764   2,189,433    9,200,799
                                           ----------  ----------  -----------
Operating expenses:
  Cost of service fee and other
   revenue..............................          --          --     4,751,034
  Sales and marketing...................      549,805   1,361,856    4,865,678
  Research and development..............          --      138,402    2,581,070
  General and administrative............      302,776     995,435    4,520,895
                                           ----------  ----------  -----------
Total operating expenses................      852,581   2,495,693   16,718,677
                                           ----------  ----------  -----------
Operating income (loss).................      307,183    (306,260)  (7,517,878)
Interest income, net....................        2,601      17,491       30,397
                                           ----------  ----------  -----------
Income (loss) before provision for
 income taxes...........................      309,784    (288,769)  (7,487,481)
Provision for income taxes..............          --          800          800
                                           ----------  ----------  -----------
Net income (loss).......................   $  309,784  $ (289,569) $(7,488,281)
                                           ==========  ==========  ===========
Cumulative dividends on participating
 preferred stock........................          --      (23,233)  (1,469,823)
                                           ----------  ----------  -----------
Net income (loss) attributable to common
 stockholders...........................   $  309,784  $ (312,802) $(8,958,104)
                                           ==========  ==========  ===========
Net income (loss) per share:
  Basic/Diluted.........................   $      --   $    (0.05) $     (1.34)
                                           ==========  ==========  ===========
Weighted average number of common shares
 outstanding:
  Basic/Diluted.........................          --    6,666,667    6,675,361
                                           ==========  ==========  ===========


        The accompanying notes are an integral part of these statements.

                                   L90, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   Notes
                                                      Additional Receivable
                           Preferred  Capital  Common  Paid-in   for Common  Retained
                             Stock    Account  Stock   Capital     Stock     Earnings       Total
                          ----------- -------  ------ ---------- ---------- -----------  -----------
BALANCE at January 5,
 1997...................  $       --  $13,068  $  --   $    --    $    --   $   177,458  $   190,526
Withdrawal of capital...          --   (5,000)    --        --         --           --        (5,000)
Net income..............          --      --      --        --         --       309,784      309,784
                          ----------- -------  ------  --------   --------  -----------  -----------
BALANCE at December 31,
 1997...................          --    8,068     --        --         --       487,242      495,310
Net loss................          --      --      --        --         --      (289,569)    (289,569)
Issuance of Series A
 preferred stock........    2,000,000     --      --        --         --           --     2,000,000
Issuance of common
 stock..................          --      --      --     43,750    (43,750)         --           --
Distributions to
 shareholders...........          --      --      --        --         --       (50,000)     (50,000)
Conversion to C-
 corporation............          --   (8,068)  6,667     6,401        --        (5,000)         --
Accrual of cumulative
 dividends on
 participating preferred
 stock..................          --      --      --        --         --       (23,233)     (23,233)
                          ----------- -------  ------  --------   --------  -----------  -----------
BALANCE at December 31,
 1998...................    2,000,000     --    6,667    50,151    (43,750)     119,440    2,132,508
Net loss................          --      --      --        --         --    (7,488,281)  (7,488,281)
Issuance of Series B
 preferred stock, net of
 costs of $706,471......    8,957,694     --      --        --         --           --     8,957,694
Issuance of Series C
 preferred stock, net of
 costs of $45,505.......    3,956,408     --      --        --         --           --     3,956,408
Issuance of common stock
 for options............          --      --       26    93,974        --           --        94,000
Issuance of debt related
 warrants...............          --      --      --     37,776        --           --        37,776
Issuance of preferred
 stock warrants.........    1,091,917     --      --        --         --    (1,091,917)         --
Accrual of cumulative
 dividends on
 participating preferred
 stock..................          --      --      --        --         --      (377,906)    (377,906)
                          ----------- -------  ------  --------   --------  -----------  -----------
BALANCE at December 31,
 1999...................  $16,006,019 $   --   $6,693  $181,901   $(43,750) $(8,838,664) $ 7,312,199
                          =========== =======  ======  ========   ========  ===========  ===========


        The accompanying notes are an integral part of these statements.

                                   L90, INC.

                            STATEMENTS OF CASH FLOWS

                                           Period Ended      Years Ended
                                           December 31,      December 31,
                                           ------------ -----------------------
                                               1997        1998        1999
                                           ------------ ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................   $ 309,784   $ (289,569) $(7,488,281)
Adjustments to reconcile net loss to cash
 used in operating
 activities--
  Depreciation and amortization..........       5,800       30,885      297,245
  Changes in assets and liabilities:
   Increase in accounts receivable.......    (489,637)    (626,420)  (2,817,612)
   Increase in prepaid expenses and other
    assets...............................     (25,325)    (171,237)  (1,145,388)
   Increase in accounts payable..........     327,237      833,950    3,515,931
   Increase in accrued expenses..........     100,240      200,430    1,385,604
   Increase (decrease) in deferred
    revenues.............................      30,418       22,999      (53,417)
                                            ---------   ----------  -----------
    Net cash provided by (used in)
     operating activities................     258,517        1,038   (6,305,918)
                                            ---------   ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.....     (18,876)    (322,762)  (1,100,717)
                                            ---------   ----------  -----------
    Net cash used in investing
     activities..........................     (18,876)    (322,762)  (1,100,717)
                                            ---------   ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under
   capital lease obligations.............         --       248,387      451,251
  Restricted cash........................         --           --    (1,268,632)
  Withdrawal of capital..................      (5,000)         --           --
  Distribution to Shareholder............         --       (50,000)         --
  Series A preferred stock...............         --     2,000,000          --
  Series B preferred stock, net..........         --           --     8,957,694
  Series C preferred stock, net..........         --           --     3,956,408
  Exercise of common stock options.......         --           --        94,000
                                            ---------   ----------  -----------
    Net cash provided by (used in)
     financing activities................      (5,000)   2,198,387   12,190,721
                                            ---------   ----------  -----------
Net increase in cash.....................     234,641    1,876,663    4,784,086
Cash and cash equivalents, beginning of
 period..................................         548      235,189    2,111,852
                                            ---------   ----------  -----------
Cash and cash equivalents, end of
 period..................................   $ 235,189   $2,111,852  $ 6,895,938
                                            =========   ==========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
  Interest...............................   $     --    $   15,555  $   124,577
                                            =========   ==========  ===========
  Income taxes...........................   $     --    $      --   $       800
                                            =========   ==========  ===========
SUMMARY OF NON-CASH FINANCING ACTIVITIES:
  Notes receivable for common stock......   $     --    $  (43,750) $       --
                                            =========   ==========  ===========
  Accrued dividends......................   $     --    $   23,233  $   377,906
                                            =========   ==========  ===========
  Acquisition of software license in
   exchange for note.....................   $     --    $      --   $ 1,342,924
                                            =========   ==========  ===========

        The accompanying notes are an integral part of these statements.

                                   L90, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Description of the Business

   L90, Inc., (the "Company") is an Internet-based provider of online advertising and direct marketing solutions for advertisers and Web publishers. The Company provides fully-outsourced ad sales, as well as ad serving and tracking technology. The Company develops targeted advertising campaigns that leverage the capabilities of the Internet. The Company's adMonitor technology platform provides Web publishers, advertisers and ad agencies with the ability to target, deliver, measure and analyze their marketing campaigns.

   The Company commenced operations in January 1997 as a sole proprietorship. In May 1997, the Company became a California limited liability company and changed its name to John Bohan and Associates, LLC. At that time, the Company did business as AdNet Strategies. In January 1998, the Company incorporated in California, elected S-corporation status and changed its name to AdNet Strategies, Inc. In December 1998, the Company became a California C-corporation under the name Latitude 90, Inc. In September 1999, the Company reincorporated in Delaware as L90, Inc.

2. Summary of Significant Accounting Policies

 a. Revenue Recognition

   Revenue from ad sales is earned under commission-based and service fee-based contracts. For commission-based contracts, the Company generally invoices the full amount of revenue due to Web publishers for the sale of their ad inventory and is entitled to receive a commission. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. The Company recognizes commissions ratably over the term of the advertising campaigns, which usually range from one to twelve months. For service fee-based contracts, the Company is obligated to pay a service fee to the Web publishers for ads placed on their Web sites that is included in cost of revenue. Additionally, under service fee-based contracts, the Company must collect and bear the risk of loss from the advertiser for ads sold. Consequently, revenue earned from service fee-based contracts reflects the full value of the ads sold, or the Company's credit risk exposure on service fee-based sales.

   System revenue represents the full value of gross billings for ads sold under either commission-based or service fee-based contracts and is not affected by the mix of such contracts. Revenue of the Company was derived from system revenue of $4,210,080 for the period ended December 31, 1997, $8,023,501 and $15,365,966 for the years ended December 31, 1998 and 1999, respectively.

 b. Current Vulnerability Due to Certain Concentrations

   The Company sells advertising space to its customers. For the period ended December 31, 1997, approximately 17 percent of revenue was to one advertising customer. No other advertising customer accounted for 10 percent or more of revenue in that period. For the years ended December 31, 1998 and 1999 there were no advertising customers that comprised greater than 10 percent of revenue.

   The Company purchases advertising space from its Web site partners. For the period ended December 31, 1997, the three largest Web site partners accounted for 27.1 percent, 22.0 percent and 17.3 percent of revenue, respectively. For the year ended December 31, 1998, the two largest Web site partners accounted for 36.3 percent and 12.0 percent of revenue, respectively. For the year ended December 31, 1999, no Web site partner accounted for 10 percent or more of the advertising space sold to generate revenue. The loss of the largest advertising customer or any of the largest Web site partners could have an adverse effect on the Company's operations.

                                   L90, INC.

 c. Cash and Cash Equivalents

   For purposes of the balance sheets and statements of cash flows, cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less.

   The Company maintained its cash balances in two financial institutions during 1999 and one financial institution during 1998. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998 and 1999, the Company's uninsured cash balances totaled $2,011,852 and $6,695,938, respectively.

 d. Restricted Cash

   Restricted cash consists of cash pledged under outstanding letters of credit.

 e. Accounts Receivable

   The Company has receivables due from advertisers and from Web publishers resulting from the sales of ads. These receivables relate to both commission-based and service fee-based contracts. The Company's credit exposure on commission-based contracts is limited to the net amount of cash to be received by the Company from ad sales. The Company's credit exposure on service fee-based contracts is the full amount of the ad sales as the Company is obligated to pay the Web publishers for ads sold on their Web sites irrespective of receiving payment from advertisers.

   The Company extends credit to its customers, who are primarily located in the United States. The ability of these customers to meet their obligations to the Company is dependent on their economic health, as well as their industry and other factors. The Company maintains an allowance for doubtful accounts which represents management's estimate of expected losses on specific accounts and inherent losses on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management performs ongoing credit evaluations of its customers based on management analysis and reviews of available public documents. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts reported in the financial statement.

 f. Property and Equipment

   Property and equipment are recorded at cost and depreciated over the estimated useful life of the asset, using the straight-line method of depreciation. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Property, equipment and leasehold improvements have estimated useful lives ranging from three to five years.

 g. Equipment Under Capital Leases

   Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Amortization of leased property is computed using the straight-line method over the term of the lease.

 h. Deferred Revenue

   Deferred revenue primarily represents advertising campaign revenue to be recognized over the period of the campaign subsequent to the respective year-end. This revenue will be recognized ratably over the term of the advertising campaign, which usually ranges from one to twelve months.

                                   L90, INC.

 i. Income Taxes

   The Company provides for income taxes in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 j. Net Loss Per Share

   Basic earnings per share ("EPS") is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or result in the issuance of common stock that would then share in the earnings of the Company. Potentially dilutive securities are excluded from the Company's calculation of diluted EPS when their inclusion would be antidilutive.

 k. Stock-Based Compensation

   Accounting principles generally accepted in the United States ("GAAP") permit companies to use either of two alternative accounting methods to recognize employee stock-based compensation. Under the first accounting method, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. The Company follows this accounting method, which it believes better reflects the motivation for its issuance of stock options, namely, that they are incentives for future performance rather than compensation for past performance. Under the second accounting method, issuers record compensation expense over the period they are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense recognized over this term is the "fair value" of the options at the time of the grant as determined by an option pricing model. The option pricing model attributes fair value to the options based upon the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the officer or director exercised the options. Pro forma disclosures of net income under this method are presented in Note 6.

 l. Use of Estimates

   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 m. New Accounting Pronouncements

   In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 was adopted by the Company on January 1, 1999 and did not have a material effect on the Company's financial position or results of operations.

                                   L90, INC.

3. Equity

   On April 29, 1999, the Board of Directors of the Company authorized a stock split converting each share of common stock into ten shares of common stock. This stock split increased the total number of common stock shares authorized from 1,800,000 to 18,000,000. In October 1999, the Company announced that it will effect a reverse stock split converting three shares of common stock into two shares of common stock. On January 25, 2000, the Company effected the 2-for-3 reverse stock split. The effect of this stock split is retroactively reflected in the financial statements and the accompanying notes to the financial statements.

   On September 22, 1999, the Company restated and amended its certificate of incorporation authorizing 80,000,000 shares of common stock, later adjusted to 53,333,333 as a result of the reverse stock split, and 15,000,000 authorized shares of preferred stock.

 a. Series A Preferred Stock Financing

   On September 16, 1998, in a private placement transaction, the Company issued 2,000 shares of Series A preferred stock to William Apfelbaum at $1,000 per share, convertible into common stock at the conversion price per share of $1.20. The number of shares of common stock into which the Series A preferred stock will convert is an aggregate of 1,666,666 shares. Mr. Apfelbaum, the Company's chairman, was issued a warrant to purchase up to 438,593 shares of the Company's common stock at a price per share of $1.71. The holder of the Series A preferred stock is entitled to registration rights regarding the shares of common stock issued or issuable upon conversion and upon exercise of the warrant. The holder of the outstanding shares of Series A preferred stock is entitled to receive, upon conversion of shares of Series A preferred stock into common stock, a dividend in cash accruing from September 16, 1998, at an annual rate of $40 per share of Series A preferred stock so converted. The holder of Series A preferred stock has the right to elect one member of the board of directors. To date, the holder of the Series A preferred stock has designated William Apfelbaum to the board of directors. All shares of Series A preferred stock were automatically converted into shares of common stock upon the closing of the initial public offering of the Company's common stock on February 2, 2000.

 b. Series B Preferred Stock Financing

   Commencing on August 6, 1999, in a private placement transaction, the Company issued a total of 4,107,044 shares of Series B preferred stock at $2.35 per share convertible into common stock at a three-to-two ratio. The principal purchasers of the Series B preferred stock included DigaComm (L90), L.L.C. and Keystone Venture V, L.P. DigaComm (L90), L.L.C. also purchased a warrant to acquire up to 353,964 shares of common stock of the Company at a price per share of $5.30. Unless previously exercised this warrant will be automatically exercised on a cashless basis into shares of common stock, with a fair value equivalent to the intrinsic value of the warrant, upon the closing of an initial public offering of the Company's common stock. The holders of the Series B preferred stock are entitled to registration rights regarding the shares of common stock issued or issuable upon conversion and upon exercise of the warrant. The holders of the outstanding shares of Series B preferred stock are entitled to receive, upon conversion of shares of Series B convertible preferred stock into common stock, a dividend in cash accruing from August 6, 1999, at an annual rate of $0.141 per share of Series B preferred stock so converted. The holders of Series B preferred stock collectively have the right to elect three members of the board of directors. All shares of Series B preferred stock were automatically converted into shares of common stock upon the closing the initial public offering of the Company's common stock on February 2, 2000. In connection with the closing of the private placement transaction for Series B preferred stock, the Company incurred fees and expenses totaling $629,864.

                                   L90, INC.

 c. Series C Preferred Stock Financing

   On September 22, 1999, in a private placement transaction, the Company issued 1,307,190 shares of Series C preferred stock to Development Ventures
(Two) Inc. and Rare Medium Group, Inc. at $3.06 per share, convertible into common stock at a three-to-two ratio. The holders of the outstanding shares of Series C preferred stock are entitled to receive, upon conversion of the Series C preferred stock into common stock, a dividend in cash accruing from September 22, 1999, at an annual rate of $0.18 per share of Series C preferred stock so converted. Development Ventures (Two) Inc. also purchased a warrant to acquire up to 674,029 shares of common stock of the Company at a price per share of $4.59. Rare Medium Group, Inc. also purchased a warrant to acquire up to 600,000 shares of common stock of the Company at a price per share of $4.59. Unless previously exercised, both warrants will automatically be exercised on a cashless basis into shares of common stock upon the closing of an initial public offering. The holders of Series C preferred stock are entitled to have their shares of common stock issuable upon conversion of the Series C preferred stock, as well as the common stock issuable upon exercise of their warrants, registered on the same registration statement. All shares of Series C preferred stock were automatically converted into shares of common stock upon the closing of the initial public offering of the Company's common stock on February 2, 2000.

 d. Warrants

   On June 7, 1999, the Company issued to The Roman Arch Fund L.P. and The Roman Arch Fund II, L.P. four warrants to purchase up to an aggregate of 333,333 shares of common stock, later adjusted to an aggregate of 150,000 shares of common stock, at an initial purchase price of $2.40 per share, subject to adjustment. These warrants may be exercised on a cashless basis. These warrants expire on the earlier of (i) June 7, 2005 or (ii) the fifth anniversary of an initial public offering with gross proceeds of at least $20,000,000. Eighty-three thousand three hundred thirty-three of these warrants, to the extent not previously exercised, may be exchanged at the election of the holder within 180 days of the closing of an initial public offering of the Company's common stock with gross proceeds of at least $20,000,000 for warrants to purchase up to 166,667 shares of common stock.

   On August 13, 1999, the Company issued to William Apfelbaum a warrant to purchase up to 353,964 shares of common stock, at an exercise price of $5.30 per share. Unless previously exercised, this warrant will automatically convert into the right to receive 353,964 shares of common stock immediately prior to the closing of an initial public offering of the Company's common stock. Mr. Apfelbaum exercised this warrant on a cashless basis on January 28, 2000 and purchased 274,422 shares of common stock.

 e. Unaudited Pro Forma Stockholders' Equity

   Concurrent with the consummation of an initial public offering of the Company's common stock, the Company will cause the conversion of all existing Series A, B and C preferred stock into 5,276,156 shares of the Company's common stock. The unaudited pro forma stockholders' equity at December 31, 1999, gives effect to this conversion.

4. Debt

   On June 7, 1999, the Company entered into two senior promissory note agreements in the aggregate principal amount of $1,000,000 and warrants to purchase an aggregate of up to 333,333 shares of common stock. These notes bear interest at 9% through June 7, 2000, and 12% thereafter until paid in full. During August 1999, the Company paid in full its obligations under these two senior promissory note agreements and issued the warrants in aggregate of 150,000 shares of common stock.

                                   L90, INC.

   On November 29, 1999, the Company acquired a software license in exchange for a promissory note for $1,342,924. The note bears interest at 7.86% per annum. This note is collateralized by a standby letter of $1,208,632. Remaining principal payments due under the note are $414,222, $446,788 and $481,914 for the years ending December 31, 2000, 2001 and 2002, respectively.

   On November 29, 1999, the Company obtained a standby letter of credit for a total of $1,208,632. At December 31, 1999, the Company had pledged $1,208,632 of cash as collateral for this outstanding letter of credit.

   On November 29, 1999, the Company obtained a standby letter of credit for a total of $60,000. At December 31, 1999, the Company had pledged $60,000 of cash as collateral for this outstanding letter of credit.

5. Income Taxes

   During 1997, the Company was a sole proprietorship and limited liability corporation. In 1998, the Company was an S-corporation and the federal and state taxes were the responsibility of stockholders rather than the Company. Effective November 30, 1998, the Company became a C-corporation for income tax purposes. Pursuant to this election, such taxes will be the responsibility of the Company rather than stockholders.

   Deferred income taxes arise as a result of temporary differences in the methods used to determine income for financial reporting purposes versus income for tax reporting purposes. These differences result primarily from accruals, reserves and net operating losses carrying forward.

   The provision (benefit) for income taxes for December 31, 1998 and 1999 consists of the following:

                                                               December 31,
                                                            -------------------
                                                              1998      1999
                                                            -------- ----------
       Current:
        Federal............................................ $    --  $      --
        State..............................................      800        800
                                                            -------- ----------
                                                                 800        800
       Deferred............................................  136,600  2,981,483
                                                            -------- ----------
                                                             137,400  2,982,283
       Less: Valuation allowance...........................  136,600  2,981,483
                                                            -------- ----------
                                                            $    800 $      800
                                                            ======== ==========

   The net deferred income tax assets at December 31, 1998 and 1999 are comprised primarily of net operating loss carry forwards and are summarized as follows:

                                                             December 31,
                                                         ----------------------
                                                           1998        1999
                                                         ---------  -----------
       Deferred tax asset............................... $ 136,600  $ 2,981,483
       Less: Valuation allowance........................  (136,600)  (2,981,483)
                                                         ---------  -----------
                                                         $     --   $       --
                                                         =========  ===========

   At December 31, 1998 and 1999, the Company provided a valuation allowance for net deferred tax assets which management determined were "more likely than not" to be unrealizable. As a result, no deferred tax assets have been recorded by the Company.

                                   L90, INC.

   The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. If the Company should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted.

6. Stock Options and Warrants

 a. Stock Options

   During 1998, the Company issued 648,667 nonqualified stock options at an exercise price equal to the then current fair market value of the stock, as determined by the Company's Board of Directors. These options vest between two to three years after the grant date and expire no later than ten years after the grant date.

   During February 1999, the Company granted 46,666 stock options to employees with a strike price of $1.50 vesting ratably through March 1, 2003. These options are dependent upon continued employment with the Company.

   During April 1999, the Company adopted an employee stock option plan authorized by the Board of Directors to grant up to an aggregate of 1,666,666 options to purchase common stock shares. These shares may be comprised of authorized but unissued shares or shares previously issued but reacquired by the Company. The price of these options will be not less than the fair market value of the shares, or greater than 110 percent of the fair market value of the shares, at the date of grant. This plan will terminate ten years from the adoption date and may be amended by the Board of Directors with stockholder approval.

   No options were issued by the Company prior to 1998. Employee transactions during the years ended December 31, 1998 and 1999 are summarized as follows:

                                      1998                      1999
                             ------------------------ --------------------------
                                          Weighted                   Weighted
                                          average                    average
   Employee stock options     Shares   exercise price   Shares    exercise price
   ----------------------    --------  -------------- ----------  --------------
   Outstanding at beginning
    of year................       --       $ --          582,000      $0.86
   Granted.................   648,667       0.89       1,644,400       3.51
   Exercised...............       --         --          (26,666)      3.53
   Forfeited...............   (66,667)      1.20         (48,000)      2.23
                             --------                 ----------
   Outstanding at end of
    period.................   582,000      $0.86       2,151,734      $2.82
                             ========                 ==========
   Options exercisable at
    end of period..........       --                     816,666
   Weighted-average fair
    value of options
    granted during the
    period.................  $   0.60                 $     2.31

   The following table summarizes information about employee stock options outstanding at December 31, 1999:

                                                                      Weighted average
                                            Number                       remaining
       Range of exercise prices           outstanding                 contractual life
       ------------------------           -----------                 ----------------
                $0.38                        266,667                     8.01 years
                $1.20                        263,333                     8.46 years
                $1.50                         66,667                     8.96 years
                $3.53                      1,488,400                     9.63 years
                $4.59                         66,667                     9.73 years
                                           ---------
                                           2,151,734
                                           =========

                                   L90, INC.

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. No compensation cost has been recognized for its employee stock option grants, which are fixed in nature, as the options have been granted with an exercise price equal to the then current fair market value of the Company's stock as determined by the Company's Board of Directors. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for the years ended December 31, 1998 and 1999 would have been increased to the pro forma amounts indicated below:

                                                                 Year ended
                                                                December 31,
                                                             -------------------
                                                               1998      1999
                                                             -------- ----------
       Net loss as reported................................. $289,569 $7,488,281
       Pro forma adjustment.................................  137,769  1,092,595
                                                             -------- ----------
       Pro forma loss....................................... $427,338 $8,580,876
                                                             ======== ==========

   The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1998 and 1999: dividend yield of 0 percent; expected volatility of 20 percent; risk-free interest rates of 5.9 percent; and an expected life of five years.

 b. Common Stock Warrants

   On September 16, 1998, the Company entered into a Series A preferred stock agreement which included a warrant to purchase 438,593 shares of common stock at a strike price of $1.71 per share. The holder of this warrant exercised the warrant on January 27, 2000 and purchased 438,593 shares of common stock. In August 1999, the Company issued another warrant to this holder of Series A preferred stock to purchase 353,964 shares of common stock at a strike price of $5.30 per share. This warrant was exercised on a cashless basis on January 28, 2000 to purchase 274,422 shares of common stock.

   On June 7, 1999, the Company issued warrants, in association with the senior promissory notes, to purchase an aggregate of up to 333,333 shares of common stock, later adjusted to an aggregate of 150,000 shares of common stock. These warrants may be exercised on a cashless basis. These warrants are exercisable at a price equal to $2.40 per share at any time or from time to time commencing on the earliest of (i) December7, 1999, (ii) the closing of a qualified initial public offering as defined, (iii) the closing of a qualified private placement as defined and prior to 5:00 p.m., Los Angeles, California time, on the earlier of (i) June 7, 2005 or (ii) the fifth anniversary of the commencement of trading of the Company's common stock in connection with an initial public offering with gross proceeds of at least $20,000,000.

   In August 1999, in association with the Series B preferred stock issuance, the Company issued a warrant to purchase 353,964 shares of the Company's common stock at a price of $5.30 per share expiring August 2004. To the extent not previously exercised, this warrant will be automatically exercised on a cashless basis into shares of common stock immediately upon the closing of an initial public offering of the Company's common stock. The holder of the warrant is entitled to registration rights regarding the shares of common stock issued or issuable upon conversion and upon exercise of the warrant. This warrant was exercised on a cashless basis on February 2, 2000 to purchase 276,825 shares of common stock.

   In September 1999, in association with the Series C preferred stock issuance, the Company issued warrants to purchase 1,274,029 shares of the Company's common stock at a price of $4.59 per share expiring September 2004. To the extent not previously exercised, these warrants will be automatically exercised on a

                                   L90, INC.

cashless basis into shares of common stock immediately upon the closing of an initial public offering of the Company's common stock. Two of these warrants were exercised on January 31, 2000 to purchase 674,029 shares of common stock. The remaining warrants were exercised on a cashless basis on February 2, 2000 to purchase 486,653 shares of common stock. The holders of the warrants are entitled to registration rights regarding the shares of common stock issued upon conversion and upon exercise of the warrants.

7. Commitments and Contingencies

 a. Litigation

   The Company may become subject to legal proceeding from time to time in the normal course of business. The Company is not currently involved in any litigation that management believes will have a material adverse effect on the Company's financial position or results of operations.

   On November 12, 1999, DoubleClick, Inc. ("DoubleClick") filed a lawsuit against the Company in the United States District Court for the Eastern District of Virginia. The suit alleges that the Company is infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick related to methods and networks for delivering, targeting and measuring advertising over the Internet. DoubleClick is seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. The Company believes that it has meritorious defenses to this lawsuit and intends to defend itself vigorously. The Company currently believes that this lawsuit and its outcome will not have a material adverse effect on the Company's results of operations or financial position. However, the litigation could result in significant expenses and diversion of management time and other resources. Further, if DoubleClick successfully asserts an infringement claim against the Company, its operations would be impacted severely. The DoubleClick suit could result in limitations on the Company's ability to market its products and services, delays and costs associated with redesigning its products and services or payments of license fees or other payments.

 b. Lease Commitments and Service Agreement

   The Company is committed under noncancellable operating and capital lease obligations for certain facilities and equipment. The equipment related to capital leases has an original cost of approximately $0, $274,000 and $873,000 at December 31, 1997, 1998 and 1999, respectively, with accumulated depreciation of approximately $0, $11,000, and $127,000, respectively. Rent expense under operating leases was approximately $24,000, $163,000 and $636,000 at December 31, 1997, 1998 and 1999, respectively.

   Future minimum annual payments under noncancellable operating and capital leases are as follows as of December 31, 1999:

                                                            Capital  Operating
     Year                                                    Leases    Leases
     ----                                                   -------- ----------
     2000.................................................. $340,545 $  444,603
     2001..................................................  316,271    409,091
     2002..................................................  147,235    404,966
     2003..................................................   18,364    404,966
     Thereafter............................................    9,927    812,786
                                                            -------- ----------
                                                             832,342 $2,476,412
                                                            ======== ==========
     Less--Amounts representing interest...................  132,704
                                                            --------
                                                             699,638
     Less--Current portion.................................  256,928
                                                            --------
                                                            $442,710
                                                            ========

                                   L90, INC.

   During 1999, the Company entered into a three-year servicing agreement with a third party to provide Internet data service centers. If this agreement is terminated without cause, the Company will be assessed a fee equal to fifteen percent of the total contract value due to the service provider.

8. Related Party Transactions

   During 1998, the Company received $43,750 in notes receivable for common stock from employees for the issuance of 116,667 shares of common stock with a par value of $0.001 per share. These notes bear interest at a rate equal to
5.28 percent per annum and mature at the earliest of cessation of maker's employment by the Company for any reason or May 18, 2004. In addition, during 1998, the Company issued an aggregate of 6,550,000 shares of common stock with a par value of $0.001 per share to certain other employees and a former employee in exchange for their contribution of the operating business of John Bohan & Associates, LLC, which was valued at $2,456,250.

   During 1998, the Company entered into an agreement with a stockholder to purchase 2,000 shares of preferred stock for $2,000,000 and a warrant to purchase 438,593 shares of common stock at a strike price of $1.71 per share.

   During September of 1999, a member of the Board of Directors exercised options to purchase 26,667 shares of common stock at $3.53 per share. This transaction has been reflected in the financial statements and accompanying notes to the financial statements.

9. Subsequent Events (Unaudited)

 a. Initial Public Offering

   On February 2, 2000, the Company completed an initial public offering (the "IPO") of 7,475,000 shares of common stock, including 975,000 shares subject to the underwriter's over-allotment option, at $15.00 per share of common stock. The IPO resulted in aggregate net proceeds to the Company of approximately $102,800,000, net of underwriting discounts and expenses of the offering.

 b. Conversion of Preferred Stock and Warrants

   Upon the IPO of the Company's common stock, the Company converted all outstanding shares of Series A, B and C preferred stock into shares of common stock. Additionally, the Series A, B and C preferred stockholders exercised their warrants to purchase shares of the Company's common stock (Notes 3 and 6).

 c. Grant of Employee Stock Options

   Upon the initial public offering of the Company's common stock, the Company granted an aggregate of 451,526 options to employees to purchase shares of the Company's common stock under the terms set forth in the Employee Stock Option Plan (Note 6).

                                   L90, INC.

 d. Equipment Lease

   On January 5, 2000, the Company entered into a lease agreement for network equipment. The Company is required to make equal monthly payments which are due as follows:

       Year ending December 31,
       ------------------------
       2000........................................................ $  853,688
       2001........................................................    853,688
                                                                    ----------
                                                                    $1,707,376
                                                                    ==========

 e. Office Lease

   On February 28, 2000, the Company entered into an agreement to lease additional office space through July 30, 2003. The company is required to make equal monthly payments which are due as follows:

       Year ending December 31,
       ------------------------
       2000........................................................ $  292,500
       2001........................................................    351,000
       2002........................................................    351,000
       2003........................................................    204,750
                                                                    ----------
                                                                    $1,199,250
                                                                    ==========

   In connection with this agreement, the Company was required to obtain a standby letter of credit in the amount of $600,000. This letter of credit expires on July 31, 2001 and is automatically extended for an additional period of one year through July 31, 2002. The Company has pledged $600,000 under this letter of credit.

 f. Warrant

   In connection with an advertising agreement, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $15.00 per share. This warrant is only exercisable from January 30, 2001 through February 5, 2001. The warrant expires on February 5, 2001. The fair value of the warrant was estimated at $209,000 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 65 percent; risk-free interest rate of
6.12 percent; and an expected life of one year.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                         Balance  Charged              Balance
                                           at     to Costs              at End
                                        Beginning   and                   of
Description                             of Period Expenses Deductions   Period
-----------                             --------- -------- ----------  --------
For the year ended December 31, 1999
Allowance for doubtful accounts
 receivable...........................  $142,952  $644,602 $(119,544)  $668,010
For the year ended December 31, 1998
Allowance for doubtful accounts
 receivable...........................  $ 69,860  $142,952 $ (69,860)  $142,952
For the period ended December 31, 1997
Allowance for doubtful accounts
 receivable...........................  $  7,029  $ 69,860 $  (7,029)  $ 69,860

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors, Executive Officers and Key Employees

   Our directors, executive officers and key employees and their positions and ages, as of March 1, 2000, are as follows:

           Name           Age   Position
           ----           ---   --------
 William M. Apfelbaum....  53 Chairman of the Board of Directors
 John C. Bohan...........  35 President, Chief Executive Officer and Director
 Thomas A. Sebastian.....  35 Senior Vice President, Chief Financial Officer and Assistant Secretary
 Mark D. Roah............  31 Senior Vice President of Business Development and Director
 Christopher J.
  Cardinali..............  35 Vice President of Northwestern Sales, Secretary and Director
 Frank A. Addante........  23 Chief Technology Officer
 Keith J. Kaplan.........  31 Senior Vice President of National York Sales
 Sean P. Cowan...........  32 Senior Vice President of New York Sales
 Peter G. Diamandis......  68 Director
 Peter E. Ligeti.........  44 Director
 Glenn S. Meyers.........  38 Director
 G. Bruce Redditt........  49 Director
 Peter Sealey............  59 Director

   William M. Apfelbaum has served as our Chairman of the Board and a director since September 1998. Mr. Apfelbaum has been the President and Chief Executive Officer of TDI Worldwide, a wholly-owned subsidiary of CBS, since 1989. Mr. Apfelbaum is also the founder of CBS Plus which oversees advertising sales across all seven of CBS's media divisions, including their Internet-based properties. Mr. Apfelbaum graduated with a B.A. from New York University. He has guest lectured at the Harvard Business School, the London Business School and New York University's Stern School of Business.

   John C. Bohan has served as our President and Chief Executive Officer and a director since our inception. Mr. Bohan is a co-founder of L90. From April 1995 to December 1996, he was Executive Vice President for Screaming Media, formerly known as Interactive Connection. From August 1994 until March 1995, Mr. Bohan served as an advertising sales Account Executive for USA Networks. Mr. Bohan worked as a cable advertising sales Account Executive for Landmark Communications in both New York City and Los Angeles from February 1990 to August 1994. Mr. Bohan graduated with a B.A. in Economics from Middlebury College.

   Thomas A. Sebastian has served as Chief Financial Officer, Senior Vice President and Assistant Secretary of L90 since July 1999. Between June 1997 and June 1999, Mr. Sebastian served as Vice President of Finance of Fair, Isaac & Company. Between May 1996 and May 1997, he was an Investment Banker at Volpe, Brown, Whelan & Company. Between June 1994 and May 1996, Mr. Sebastian worked as Corporate Finance Manager at Hewlett-Packard Company. Mr. Sebastian graduated with a B.S. in Computer Science from the University of Virginia and an M.B.A. from the Anderson School at UCLA.

   Mark D. Roah has served as our Senior Vice President of Business Development since April 1999 and has served as a director of L90 since our inception. Mr. Roah is a co-founder of L90. From January 1997 to April 1999, he served as our Vice President of Southwestern Sales. Between January 1996 and December 1996, Mr. Roah worked as an Account Executive at Screaming Media, formerly known as Interactive Connection.

From August 1992 until November 1994, Mr. Roah worked as a Financial Analyst at Shaman Pharmaceuticals and between November 1994 and December 1995 he was a Marketing Manager for ICS Communications. Mr. Roah graduated with a B.S. in Finance from San Francisco State University.

   Christopher J. Cardinali has served as our Vice President of Northwestern Sales and Secretary and has served as a director since our inception. Mr. Cardinali is a co-founder of L90. Between January 1996 and December 1996, Mr. Cardinali worked as an Account Executive at Screaming Media, formerly known as Interactive Connection. Between June 1995 and December 1995, he was a consultant for Halo Interactive. Mr. Cardinali graduated with a B.A. in Economics and Philosophy from Boston College and also received an M.B.A. from the Anderson School at UCLA.

   Frank A. Addante has served as our Chief Technology Officer since February 1998. Between January 1995 and February 1998, Mr. Addante served as Vice President of ReaXions, Inc., an Internet advertising and e-commerce technology development company. Between January 1997 and February 1998, ReaXions provided technology consulting services to L90, during which time Mr. Addante served as our primary contact within ReaXions. Prior to January 1995, Mr. Addante attended the Illinois Institute of Technology.

   Keith J. Kaplan has served as our Senior Vice President of National Sales since October 1999. Between August 1998 and September 1999, Mr. Kaplan served as National Account Manager for Transportation Displays Incorporated. Between April 1995 and August 1998, Mr. Kaplan served as Northeast Division Manager for Paramount Pictures. From February 1990 to April 1995, he served as National Sales Manager for Cablevision Systems (SportsChannel). Mr. Kaplan graduated with B.A. in Communications from Syracuse University.

   Sean P. Cowan has served as our Senior Vice President of New York Sales since October 1999. Between September 1997 and September 1999, Mr. Cowan served as Vice President, National Sales, for Paramount Advertiser Services, Paramount Pictures. Between September 1992 and September 1997, he served as an Account Executive for Paramount Advertiser Services, Paramount Pictures. Mr. Cowan graduated with a B.S. in Marketing from State University of New York, College at Oswego.

   Peter G. Diamandis has served as one of our directors since August 1999. Mr. Diamandis is currently a managing member of DigaComm, L.L.C., a private investment firm. Between February 1991 and September 1996, he served as Vice Chairman of DM Holdings, Inc., the parent company of Donnelley Marketing, Inc. Mr. Diamandis was also the founder or publisher of several popular magazines, including Self Magazine, New York and Mademoiselle. Mr. Diamandis serves on the board of directors of Big Flower Press Holdings, Inc. Mr. Diamandis graduated with a B.S. in Finance from Bucknell University.

   Peter E. Ligeti has served as a director of L90 since August 1999. Since 1988, Mr. Ligeti has been a principal of Keystone Venture Capital, a Philadelphia-based venture capital firm, where he has managed many of Keystone's technology-related investments and provided financing to emerging growth companies. Mr. Ligeti has represented Keystone on the boards of such companies as Solbright, Nettech, BATNET, Hollywood Stock Exchange, Integrated Circuit Systems, Paradigm Software Technologies, Ansoft, Infonautics and National Medical Technologies. Mr. Ligeti graduated with a B.A. from Harvard University and an M.B.A. from the Wharton School at the University of Pennsylvania.

   Glenn S. Meyers has served as one of our directors since September 1999. Since April 1998, Mr. Meyers has served as a director and the President and Chief Executive Officer of Rare Medium Group, Inc. Mr. Meyers has also served as a director and Chief Executive Officer of Rare Medium, Inc. since September 1995. Prior to September 1995, Mr. Meyers served as President of Brookridge Capital Management, an Internet venture capital firm. Mr. Meyers graduated with a B.S. from the University of Florida School of Business Administration.

   G. Bruce Redditt has served as one of our directors since September 1999. Since May 1998, Mr. Redditt has served as Executive Vice President of Omnicom Group Inc. His duties include overseeing Communicade, a division of Omnicom Group that holds investment positions in companies specializing in Web-based, interactive media services. Between July 1995 and April 1998, Mr. Redditt served as Executive Vice President of Sony Pictures Entertainment. Between July 1986 and June 1995, Mr. Redditt held a number of communication positions within GTE Corporation, last as Corporate Vice President. Mr. Redditt graduated with a B.S. from Florida State University.

   Peter Sealey has served as one of our directors since August 1999. Dr. Sealey has been a Lecturer and an Adjunct Professor of Marketing at the Haas School of Business at the University of California, Berkeley since 1994. In addition, during the same period Dr. Sealey has been self-employed as a management consultant. Dr. Sealey was employed by the Coca-Cola Company for 24 years, where he held a series of senior management positions, including Senior Vice President, Global Marketing. Dr. Sealey serves on the board of directors of Autoweb.com, Cybergold, Inc. and USWeb Corporation. Dr. Sealey graduated with a B.S. from the University of Florida, an M.I.A. from Yale University, and an M.A. and a Ph.D. from Claremont Graduate University.

Composition of the Board

   Our board of directors has nine authorized members. All directors are elected by the holders of common stock. Members of the board of directors will be elected each year at our annual meeting of stockholders, and serve until the following annual meeting of stockholders or until their respective successors have been elected and qualified.

Board Committees

   We have established an audit committee, comprised of Mr. Ligeti and Mr. Diamandis, and a compensation committee, comprised of Mr. Apfelbaum and Mr. Sealey. The audit committee reviews our internal accounting procedures and consults with and reviews the results and scope of the audit and other services provided by our independent accountants. The compensation committee administers our stock option plans and reviews and approves the compensation and benefits for our key executive officers. This committee also establishes and reviews general policies relating to compensation and benefits of our employees.

Director Compensation

   Other than reimbursing directors for customary and reasonable expenses of attending board and committee meetings, we do not currently compensate our non-employee directors.

Employment Agreements

   In September 1999, we entered into at-will employment agreements with each of Messrs. Bohan, Sebastian, Roah, Cardinali and Addante. These agreements provide for annual base salaries of $58,000, $130,000, $100,000, $60,000 and $81,600, respectively. In addition, these agreements provide for sales commissions for Messrs. Bohan, Roah, Cardinali and Addante in accordance with our then current policy. Each agreement provides for an initial two-year term, and is automatically renewed for successive one-year terms, unless otherwise terminated in writing by us or the employee prior to 30 days before the expiration of the initial term or any successive term. These agreements provide for customary benefits and for the ongoing payment to each of these employees of their base salaries for the balance of the initial term or any successive term if he is terminated without cause. In November 1999, we entered into an arrangement with Mr. Sebastian governing the vesting of stock options and restricted stock grants upon a termination of his employment following a change in control. The agreement provides that all of Mr. Sebastian's options and restricted stock grants shall become exercisable upon a termination of his employment following a change in control. In addition, the agreement provides that in the event of a termination of his employment following a change in control, Mr. Sebastian will receive a cash payment to offset the effects of any "excess parachute" excise tax imposed upon him.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of L90. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, our officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements during the year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

   The following table sets forth all compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officers whose cash compensation exceeded $100,000 in 1999 for services rendered to L90 in all capacities during 1999.

                           Summary Compensation Table

                                                        Long-Term
                                                       Compensation
                                                          Awards
                            Annual                        Shares
Name and Principal       Compensation   Other Annual    Underlying    All Other
Position                    Salary    Compensation (1)   Options     Compensation
------------------       ------------ ---------------- ------------  ------------
John C. Bohan...........   $58,000        $204,649           --            --
  President and Chief
   Executive Officer
Thomas A. Sebastian.....   $85,000             --        166,666           --
  Senior Vice President,
   Chief Financial
   Officer and Assistant
   Secretary
Christopher J.
 Cardinali..............   $60,000        $ 69,480       133,333(2)     $4,800(3)
  Vice President of
   Northwestern Sales
Mark D. Roah............   $39,792        $111,985       133,333(2)     $4,800(3)
  Senior Vice President
   of Business
   Development
Frank A. Addante........   $63,600        $ 39,344       640,000           --
  Chief Technology
   Officer

--------
(1) The amounts listed in "Other Annual Compensation" is comprised solely of sales commissions.
(2) These shares underlie an option granted by John C. Bohan to the option holder. The option and the shares underlying the option may be deemed compensation received by the option holder for services rendered to L90.
(3) This amount represents a vehicle allowance.

Option Grants in 1999

   The following table sets forth information regarding options granted to the named executives during the year ended December 31, 1999. We have not granted any stock appreciation rights. Options were granted at an exercise price equal to the fair market value of the common stock at the date of the grant. In determining the fair market value of the common stock, the board of directors considered various factors, including recent arms' length transactions, our financial condition and business prospects, operating results, the absence of a market for the common stock and the risks normally associated with investments in companies engaged in similar businesses. The term of each option granted is generally 10 years from the date of grant. Options may terminate before their expiration dates, if the optionee's status as an employee is terminated or upon the optionee's death or disability.




                                                                              Potential Realizable
                                         Individual Grants                      Value at Assumed
                         ----------------------------------------------------     Annual Rates
                         Number of    % of Total                                 of Stock Price
                         Securities    Options                                  Appreciation for
                         Underlying   Granted to                                 Option Term (3)
                          Options     Employees  Exercise Price  Expiration   ---------------------
Name                      Granted      in 1999     Per Share        Date          5%        10%
----                     ----------   ---------- -------------- ------------- ---------- ----------
John C. Bohan...........      --          --           --                 --         --         --
Thomas A. Sebastian.....  166,666        10.1        $3.53      Aug. 17, 2009 $  369,998 $  937,648
Christopher J.
 Cardinali..............  133,333(1)      7.5(2)     $3.53      Aug. 10, 2009 $  295,999 $  750,119
Mark D. Roah............  133,333(1)      7.5(2)     $3.53      Aug. 10, 2009 $  295,999 $  750,119
Frank A. Addante........  640,000        38.9        $3.53      Aug. 10, 2009 $1,420,798 $3,600,583

--------
(1) These shares underlie an option granted by John C. Bohan to the option holder. The option and the shares underlying the option may be deemed compensation received by the option holder for services rendered to L90.
(2) This percentage only includes 133,333 shares underlying an option that may be deemed compensation received by the option holder for services rendered to L90.
(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted based upon the fair market value on the date of grant. These assumptions are not intended to forecast future appreciation of our stock price. The amounts reflected in the table may not be achieved.

1999 Year-Ended Option Values

   The following table sets forth for each of the named executives information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 1999. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding options and the fair market value of our common stock as of December 31, 1999. None of the named executives exercised any options in 1999.

                              Number of Securities      Value of Unexercised
                             Underlying Unexercised         In-the-Money
                                Options at FY-End       Options at FY-End (1)
                            ------------------------- -------------------------
Name                        Exercisable Unexercisable Exercisable Unexercisable
----                        ----------- ------------- ----------- -------------
John C. Bohan..............       --           --            --           --
Thomas A. Sebastian........       --       166,666           --    $1,244,995
Christopher J. Cardinali...   266,666          --     $2,411,994          --
Mark D. Roah...............   266,666          --     $2,411,994          --
Frank A. Addante...........   333,333      306,667    $2,489,998   $2,290,802

--------
(1) Calculated by determining the difference between the fair market value of the securities underlying the option as of December 31, 1999, which the Board of Directors has determined to be $11.00 per share, and the exercise price of the named executive's options. In determining the fair market value of L90's common stock, the board of directors considered various factors, including L90's financial condition and business prospects, its operating results, the absence of a market for its common stock and the risks normally associated with technology companies.

1999 Stock Incentive Plan

   Our 1999 Stock Incentive Plan was adopted by the board of directors on April 30, 1999, and provides for awards or sales of shares and options, including incentive stock options and nonstatutory stock options. A total of 2,333,333 shares of common stock has been reserved for issuance under our 1999 Stock Incentive Plan.

   Our 1999 Stock Incentive Plan is administered by our compensation committee of the board of directors. The board of directors may amend our 1999 Stock Incentive Plan as it desires without further action by our stockholders except as required by applicable law. Our 1999 Stock Incentive Plan will remain in effect until terminated by the board or for a term of 10 years from its original adoption date, whichever is earlier.

   The consideration for each award under our 1999 Stock Incentive Plan will be established by the administrator, but in no event will the option price for any award be less than 100% of the fair market value of the stock on the date of the grant. In the event that an employee recipient of incentive stock options under our 1999 Stock Incentive Plan holds 10% or more of our outstanding common stock on the date of the grant, the option price for these options may not be less than 110% of the fair market value of the stock on the date of the grant. Awards will have such terms and be exercisable in such manner and at such times as the administrator may determine. However, each option must expire within a period of not more than 10 years from the date of grant.

   Our 1999 Stock Incentive Plan provides that, in the event of a change in our capitalization, outstanding options, restricted shares and options available for grant under the 1999 Stock Incentive Plan will be subject to adjustment in the discretion of the administrator.

   As of December 31, 1999, options to purchase up to 1,555,066 shares of common stock had been granted and are outstanding under our 1999 Stock Incentive Plan. These options have an average exercise price of $3.57 per share and were held by 85 persons.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth information with respect to the beneficial ownership of our common stock as of March 1, 2000 for each of the following persons:

  . each person or entity who we know to beneficially own 5% or more of the outstanding common stock,

  .  each of the named executives,

  .  each of our directors, and

  .  all of our directors and executive officers as a group.

   Unless otherwise indicated, the address of each beneficial owner listed below is c/o L90, Inc., 2020 Santa Monica Boulevard, Suite 400, Santa Monica, California 90404.

   The percentage of beneficial ownership is based on 21,892,085 shares of our common stock outstanding as of March 1, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2000, are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and under applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

                                                  Shares Beneficially Owned
                                                     as of March 1, 2000
                                                  -------------------------
                                                      Number        Percent
                                                  --------------- -------------
Named executive officers and directors:
  John C. Bohan (1)..............................       5,728,638       26.2%
  William M. Apfelbaum...........................       2,379,681       10.9
  Glenn S. Meyers (2)............................       1,155,715        5.3
  Peter E. Ligeti (3)............................       1,132,685        5.2
  Peter G. Diamandis (4).........................         843,167        3.9
  Christopher J. Cardinali.......................         446,666        2.0
  Mark D. Roah...................................         453,166        2.1
  Frank A. Addante (5)...........................         400,000        1.8
  Peter Sealey...................................          26,666          *
  Thomas A. Sebastian (6)........................          25,000          *
  Gerald B. Redditt..............................             --         --
Other 5% Stockholders:
  Keystone Venture V, L.P........................       1,132,685        5.2
   1601 Market Street, Suite 2500
   Philadelphia, PA 19103
  Rare Medium Group, Inc.........................       1,089,049        5.0
   44 West 18th Street, New York, NY 10011
  DigaComm (L90), L.L.C..........................         843,167        3.9
   400 North Michigan Avenue, Suite 520
   Chicago, IL 60611
All directors and executive officers as a group
 (11 persons)....................................      12,591,384       56.4

--------
*  Represents less than 1%.
(1) Includes 303,334 shares on which Mr. Bohan has granted options to key employees of L90.
(2) Includes:

  . 1,089,049 shares beneficially owned by Rare Medium Group, Inc., of which Mr. Meyers serves as President and Chief Executive Officer, and

  . 66,666 shares issuable upon exercise of stock options at a price of $4.59 per share, which are presently exercisable or will become exercisable within 60 days from March 1, 2000.
(3) Reflects 1,132,685 shares beneficially owned by Keystone Venture V, L.P. Mr. Ligeti is the managing director of Keystone V Management Co., Inc., which is the general partner of Keystone V Partners, L.P., and Keystone V Partners, L.P. is the general partner of Keystone Venture V, L.P.
(4) Reflects 843,167 shares beneficially owned by DigaComm (L90), L.L.C., the parent of which Mr. Diamandis is a managing member.
(5) Includes 333,333 shares issuable upon exercise of stock options at a price of $3.53 per share, which are presently exercisable or will become exercisable within 60 days from March 1, 2000.
(6) Reflects 25,000 shares issuable upon exercise of stock options at a price of $3.53 per share, which are presently exercisable or will become exercisable within 60 days from March 1, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Preferred Stock Financings

   We used the funds raised in each of the preferred stock financings described below:

     .  to expand our business operations;

     .  to hire additional personnel;

     .  to provide additional services; and

     . for other general corporate purposes related to the expansion of our business.

 Series A Preferred Stock Financing

   Upon the closing our initial public offering on February 2, 2000, all outstanding shares of Series A preferred stock automatically converted into an aggregate of 1,666,666 shares of our common stock. Upon conversion of the Series A preferred stock, L90 paid the Series A preferred stock holder accrued dividends equal to approximately $105,863.

 Series B Preferred Stock Financing

   In a private placement transaction, which closed in September 1999, we issued a total of 4,107,044 shares of Series B preferred stock at $2.35 per share convertible into common stock at a three-to-two ratio. The Series B preferred stock converted into an aggregate of 2,738,029 shares of common stock upon the closing of our initial public offering on February 2, 2000. The principal purchasers of the Series B preferred stock included DigaComm (L90), L.L.C. and Keystone Venture V, L.P. DigaComm (L90), L.L.C. also purchased a warrant to acquire up to 353,964 shares of our common stock at a price per share of $5.30. DigaComm (L90), L.L.C. exercised this warrant on a cashless basis on February 2, 2000, and purchased 276,825 shares of our common stock. The holders of common stock issued upon conversion of the Series B preferred stock are entitled to registration rights with respect to the shares of common stock issued upon conversion of the Series B preferred stock. Upon conversion of the Series B preferred stock on February 2, 2000, L90 paid the holders of Series B preferred stock aggregate, accrued dividends equal to approximately $233,224.

 Series C Preferred Stock Financing

   In a private placement transaction, which closed in September 1999, we issued a total of 1,307,190 shares of Series C preferred stock at $3.06 per share convertible into common stock at a three-to-two ratio. The Series C preferred stock converted into an aggregate of 871,460 shares of common stock upon the closing of our initial public offering on February 2, 2000. The purchasers of the Series C preferred stock were Development Ventures (Two) Inc. and Rare Medium Group, Inc. Development Ventures (Two) Inc. purchased a warrant to acquire up to an additional 674,029 shares of our common stock at a price of $4.59. The holders of this warrant exercised this warrant on January 31, 2000, and purchased an aggregate of 674,029 shares of our common stock. Rare Medium Group, Inc. purchased a warrant to acquire up to an additional 600,000 shares of our common stock at a price of $4.59. Rare Medium Group, Inc. exercised this warrant on a cashless basis on February 2, 2000, and purchased 486,652 shares of our common stock. The holders of common stock issued upon conversion of the Series C preferred stock and upon exercise of the warrants have registered these shares of common stock on a registration statement declared effective on January 28, 2000. These stockholders have agreed not to sell any of these shares for at least 180 days after January 28, 3000, the effective date of our registration statement covering our initial public offering. and one-half of their shares until 270 days after January 28, 2000. See "Description of Capital Stock--Registration Rights" for a description of these registration rights. Upon conversion of the Series C preferred stock on February 2, 2000, L90 paid the holders of Series C preferred stock aggregate, accrued dividends equal to approximately $64,464.

Warrants

   On June 7, 1999, we issued to The Roman Arch Fund L.P. and The Roman Arch Fund II, L.P. four warrants to purchase up to an aggregate of 333,333 shares of common stock, later adjusted to an aggregate of 150,000 shares of common stock, at an initial purchase price of $2.40 per share, subject to adjustment. These warrants may be exercised on a cashless basis. These warrants expire on the earlier of June 7, 2005, or the fifth anniversary of this offering. Warrants to purchase up to 83,333 shares of common stock, to the extent not previously exercised, may be exchanged at the election of the holder within 180 days of the closing of our initial public offering for warrants to purchase up to 166,667 shares of common stock.

   On August 13, 1999, we issued to William Apfelbaum a warrant to purchase up to 353,964 shares of common stock, at an exercise price of $5.30 per share. Mr. Apfelbaum exercised this warrant on a cashless basis on January 28, 2000, and purchased 274,422 shares of our common stock. In addition, Mr. Apfelbaum exercised a warrant on January 27, 2000, and purchased 438,593 shares of our common stock at an exercise price per share of $1.71.

Shareholders Agreement

   In connection with the financings described above, substantially all of our stockholders entered into an agreement with us which provides for specified voting for our board of directors and requires that corporate activities, such as a merger or sale of assets, be approved by our stockholders. This agreement also contains various other rights. However, the provisions of this agreement terminated upon the closing of our initial public offering and with the conversion at that closing of all of our preferred stock into common stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents Filed As Part of This Report:

   (1) Index to Financial Statements

   The financial statements included in Part II, Item 8 of this document are filed as part of this Report.

   (2) Financial Statement Schedules

   The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report.

   All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

   (3) Exhibits

   The exhibits listed below are filed as part of this Report.


 Exhibit No.                             Description
 -----------                             -----------
     2.1     Agreement of Merger dated September 15, 1999, previously filed with the Commission as Exhibit 2.1 to L90's Registration Statement
             on Form S-1 (as amended) filed with the Commission on September
             23, 1999 (the "Form S-1"), which is incorporated herein by reference.
     3.1     Amended and Restated Certificate of Incorporation.
     3.2     Amended and Restated Bylaws, previously filed with the Commission as Exhibit 3.3 to L90's Form S-1, which is incorporated herein by reference.
     4.1     See Exhibits 3.1 and 3.2 for provisions of the Amended and
             Restated Certificate of Incorporation and Bylaws of L90 defining the rights of holders of Common Stock of L90.
     4.2     Stock Purchase and Stockholders Agreement dated September 14,
             1998, previously filed with the Commission as Exhibit 4.2 to L90's
             Form S-1, which is incorporated herein by reference.
     4.3     Registration Agreement dated August 6, 1999, previously filed with the Commission as Exhibit 4.3 to L90's Form S-1, which is
             incorporated herein by reference.
     4.4     Series C Registration Agreement dated September 22, 1999,
             previously filed with the Commission as Exhibit 4.4 to L90's Form
             S-1, which is incorporated herein by reference.
    10.1     1999 Stock Incentive Plan, previously filed with the Commission as
             Exhibit 10.1 to L90's Form S-1, which is incorporated herein by reference.
    10.2     Form of Incentive Stock Option Agreement.
    10.3     Form of Non-Statutory Stock Option Agreement.
             Stock Purchase and Stockholders Agreement dated September 14,
    10.4     1998. See Exhibit 4.2
    10.5     Sublease dated May 21, 1999 between Widom, Wein, Cohen, O'Leary,
             Terasawa and Latitude 90, previously filed with the Commission as
             Exhibit 10.3 to L90's Form S-1, which is incorporated herein by reference.
    10.6     Representation Agreement dated December 31, 1998 between Latitude
             90, Inc. and Go2Net, Inc., previously filed with the Commission as
             Exhibit 10.7 to L90's Form S-1, which is incorporated herein by reference.
    10.7     Advertising Sales Agency Agreement dated January 1, 1999 between
             Latitude 90, Inc. and Bell Atlantic Electronic Commerce Services,
             Inc., previously filed with the Commission as Exhibit 10.8 to
             L90's Form S-1, which is incorporated herein by reference.
    10.8     Equipment Lease dated December 2, 1998 between AdNet Strategies,
             Inc. and Premier Capital Corporation, previously filed with the
             Commission as Exhibit 10.9 to L90's Form S-1, which isincorporated herein by reference.

 Exhibit No.                             Description
 -----------                             -----------
    10.9     Shareholders Agreement dated August 6, 1999 (as amended),
             previously filed with the Commission as Exhibit 10.10 to L90's
             Form S-1, which is incorporated herein by reference.
    10.10    Amended and Restated Shareholders Agreement dated September 22,
             1999, previously filed with the Commission as Exhibit 10.11 to
             L90's Form S-1, which is incorporated herein by reference.
    10.11    Series B Preferred Stock Purchase Agreement dated August 6, 1999 between L90 and the holders of Series B preferred stock (as amended), previously filed with the Commission as Exhibit 10.12 to
             L90'sForm S-1, which is incorporated herein by reference.
    10.12    Series C Preferred Stock Purchase Agreement dated September 22,
             1999 between L90 and the holders of Series C preferred stock, previously filed with the Commission as Exhibit 10.13 to L90's
             Form S-1,which is incorporated herein by reference.
    10.13    Warrant dated September 16, 1998 issued to William Apfelbaum, previously filed with the Commission as Exhibit 10.14 to L90's
             Form S-1, which is incorporated herein by reference..
    10.14    Stock Purchase Warrant dated August 16, 1999 issued to DigaComm,
             L.L.C., previously filed with the Commission as Exhibit 10.15 to
             L90's Form S-1, which is incorporated herein by reference.
    10.15    Stock Purchase Warrant dated August 16, 1999 issued to William
             Apfelbaum, previously filed with the Commission as Exhibit 10.16 to L90's Form S-1, which is incorporated herein by reference.
    10.16    Stock Purchase Warrant dated September 22, 1999 issued to
             Development Ventures (Two) Inc., previously filed with the
             Commission as Exhibit 10.17 to L90's Form S-1, which is
             incorporated herein by reference.
    10.17    Stock Purchase Warrant dated September 22, 1999 issued to Rare
             Medium Group, Inc., previously filed with the Commission as
             Exhibit 10.18 to L90's Form S-1, which is incorporated herein by reference.
    10.18    Promissory Note in the original principal amount of $600,000, made
             June 7, 1999 by L90 in favor of The Roman Arch Fund L.P.,
             previously filed with the Commission as Exhibit 10.19 to L90's
             Form S-1, which is incorporated herein by reference.
    10.19    Promissory Note in the original principal amount of $400,000, made
             June 7, 1999 by L90 in favor of The Roman Arch Fund II L.P., previously filed with the Commission as Exhibit 10.20 to L90's
             Form S-1, which is incorporated herein by reference.
    10.20    Warrant No. PP-99-1 dated June 7, 1999 issued to The Roman Arch
             Fund L.P., previously filed with the Commission as Exhibit 10.21 to L90's Form S-1, which is incorporated herein by reference.
    10.21    Warrant No. PP-99-2 dated June 7, 1999 issued to The Roman Arch
             Fund II L.P., previously filed with the Commission as Exhibit
             10.22 to L90's Form S-1, which is incorporated herein by
             reference.
    10.22    Warrant No. IPO-99-1 dated June 7, 1999 issued to The Roman Arch
             Fund L.P., previously filed with the Commission as Exhibit 10.23 to L90's Form S-1, which is incorporated herein by reference.
    10.23    Warrant No. IPO-99-2 dated June 7, 1999 issued to The Roman Arch
             Fund II L.P., previously filed with the Commission as Exhibit
             10.24 to L90's Form S-1, which is incorporated herein by
             reference.
    10.24    Assignment and Assumption Agreement dated September 17, 1999, previously filed with the Commission as Exhibit 10.25 to L90's
             Form S-1, which is incorporated herein by reference.
    10.25    Assignment and Assumption Agreement dated September 17, 1999, previously filed with the Commission as Exhibit 10.26 to L90's
             Form S-1, which is incorporated herein by reference.
    10.26    Form of Indemnification Agreement entered into between L90 and each of its directors and executive officers, previously filed with the Commission as Exhibit 10.27 to L90's Form S-1, which is incorporated herein by reference.
    10.27    Employment Agreement entered into between L90 and John C. Bohan, previously filed with the Commission as Exhibit 10.28 to L90's
             Form S-1, which is incorporated herein by reference.

 Exhibit No.                             Description
 -----------                             -----------
    10.28    Employment Agreement entered into between L90 and Christopher J.
             Cardinali, previously filed with the Commission as Exhibit 10.29 to L90's Form S-1, which is incorporated herein by reference.
    10.29    Employment Agreement entered into between L90 and Mark D. Roah (as amended), previously filed with the Commission as Exhibit 10.30 to
             L90's Form S-1, which is incorporated herein by reference.
    10.30    Employment Agreement entered into between L90 and Frank A. Addante
             (as amended), previously filed with the Commission as Exhibit
             10.31 to L90's Form S-1, which is incorporated herein by
             reference.
    10.31    Employment Agreement entered into between L90 and Thomas A.
             Sebastian, previously filed with the Commission as Exhibit 10.32 to L90's Form S-1, which is incorporated herein by reference.
    10.32    Severance Agreement entered into between L90 and Thomas A.
             Sebastian, previously filed with the Commission as Exhibit 10.33 to L90's Form S-1, which is incorporated herein by reference.
    10.33    Warrant No. W-WB1 dated January 27, 2000, issued to Entertaindom,
             Inc.
    10.34    Payment Schedule Contract dated November 30, 1999 between L90 and
             Oracle Credit Corporation.
    10.35    Master Lease Agreement dated January 1999 between L90 and Sun
             Microsystems Finance.
    27.1     Financial Data Schedule, previously filed with the Commission as
             Exhibit 27.1 to L90's Form S-1, which is incorporated herein by reference.

(b) Reports on Form 8-K.

   No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Form 10-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          L90, INC.,
                                          a Delaware corporation

Date: March 24, 2000                                 /s/ JOHN C. BOHAN
                                          By: _________________________________
                                                       John C. Bohan
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

         /s/ John C. Bohan             Director, President and      March 24, 2000
______________________________________  Chief Executive Officer
            John C. Bohan               (Principal Executive
                                        Officer)

     /s/ Thomas A. Sebastian           Senior Vice President,       March 24, 2000
______________________________________  Chief Financial Officer
         Thomas A. Sebastian            and Assistant Secretary
                                        (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

     /s/ William M. Apfelbaum          Chairman of the Board of     March 24, 2000
______________________________________  Directors
         William M. Apfelbaum

        /s/ Mark D. Roah               Director                     March 24, 2000
______________________________________
             Mark D. Roah

  /s/ Christopher J. Cardinali         Director                     March 24, 2000
______________________________________
       Christopher J. Cardinali

      /s/ Peter G. Diamandis           Director                     March 24, 2000
______________________________________
          Peter G. Diamandis

       /s/ Peter E. Ligeti             Director                     March 24, 2000
______________________________________
           Peter E. Ligeti

                                       Director                     March   , 2000
______________________________________
           Glenn S. Meyers

       /s/ G. Bruce Redditt            Director                     March 24, 2000
______________________________________
           G. Bruce Redditt

         /s/ Peter Sealey              Director                     March 24, 2000
______________________________________
             Peter Sealey

                                 EXHIBIT INDEX

 Exhibit No.                             Description
 -----------                             -----------
     2.1     Agreement of Merger dated September 15, 1999, previously filed with the Commission as Exhibit 2.1 to L90's Registration Statement
             on Form S-1 (as amended) filed with the Commission on September
             23, 1999 (the "Form S-1"), which is incorporated herein by reference.
     3.1     Amended and Restated Certificate of Incorporation.
     3.2     Amended and Restated Bylaws, previously filed with the Commission as Exhibit 3.3 to L90's Form S-1, which is incorporated herein by reference.
     4.1     See Exhibits 3.1 and 3.2 for provisions of the Amended and
             Restated Certificate of Incorporation and Bylaws of L90 defining the rights of holders of Common Stock of L90.
     4.2     Stock Purchase and Stockholders Agreement dated September 14,
             1998, previously filed with the Commission as Exhibit 4.2 to L90's
             Form S-1, which is incorporated herein by reference.
     4.3     Registration Agreement dated August 6, 1999, previously filed with the Commission as Exhibit 4.3 to L90's Form S-1, which is
             incorporated herein by reference.
     4.4     Series C Registration Agreement dated September 22, 1999,
             previously filed with the Commission as Exhibit 4.4 to L90's Form
             S-1, which is incorporated herein by reference.
    10.1     1999 Stock Incentive Plan, previously filed with the Commission as
             Exhibit 10.1 to L90's Form S-1, which is incorporated herein by reference.
    10.2     Form of Incentive Stock Option Agreement.
    10.3     Form of Non-Statutory Stock Option Agreement.
    10.4     Stock Purchase and Stockholders Agreement dated September 14,
             1998. See Exhibit 4.2
    10.5     Sublease dated May 21, 1999 between Widom, Wein, Cohen, O'Leary,
             Terasawa and Latitude 90, previously filed with the Commission as
             Exhibit 10.3 to L90's Form S-1, which is incorporated herein by reference.
    10.6     Representation Agreement dated December 31, 1998 between Latitude
             90, Inc. and Go2Net, Inc., previously filed with the Commission as
             Exhibit 10.7 to L90's Form S-1, which is incorporated herein by reference.
    10.7     Advertising Sales Agency Agreement dated January 1, 1999 between
             Latitude 90, Inc. and Bell Atlantic Electronic Commerce Services,
             Inc., previously filed with the Commission as Exhibit 10.8 to
             L90's Form S-1, which is incorporated herein by reference.
    10.8     Equipment Lease dated December 2, 1998 between AdNet Strategies,
             Inc. and Premier Capital Corporation, previously filed with the
             Commission as Exhibit 10.9 to L90's Form S-1, which is
             incorporated herein by reference.
    10.9     Shareholders Agreement dated August 6, 1999 (as amended),
             previously filed with the Commission as Exhibit 10.10 to L90's
             Form S-1, which is incorporated herein by reference.
    10.10    Amended and Restated Shareholders Agreement dated September 22,
             1999, previously filed with the Commission as Exhibit 10.11 to
             L90's Form S-1, which is incorporated herein by reference.
    10.11    Series B Preferred Stock Purchase Agreement dated August 6, 1999 between L90 and the holders of Series B preferred stock (as amended), previously filed with the Commission as Exhibit 10.12 to
             L90's Form S-1, which is incorporated herein by reference.
    10.12    Series C Preferred Stock Purchase Agreement dated September 22,
             1999 between L90 and the holders of Series C preferred stock, previously filed with the Commission as Exhibit 10.13 to L90's
             Form S-1, which is incorporated herein by reference.
    10.13    Warrant dated September 16, 1998 issued to William Apfelbaum, previously filed with the Commission as Exhibit 10.14 to L90's
             Form S-1, which is incorporated herein by reference.
    10.14    Stock Purchase Warrant dated August 16, 1999 issued to DigaComm,
             L.L.C., previously filed with the Commission as Exhibit 10.15 to
             L90's Form S-1, which is incorporated herein by reference.
    10.15    Stock Purchase Warrant dated August 16, 1999 issued to William
             Apfelbaum, previously filed with the Commission as Exhibit 10.16 to L90's Form S-1, which is incorporated herein by reference.
    10.16    Stock Purchase Warrant dated September 22, 1999 issued to
             Development Ventures (Two) Inc., previously filed with the
             Commission as Exhibit 10.17 to L90's Form S-1, which is
             incorporated herein by reference.

 Exhibit No.                             Description
 -----------                             -----------
    10.17    Stock Purchase Warrant dated September 22, 1999 issued to Rare
             Medium Group, Inc., previously filed with the Commission as
             Exhibit 10.18 to L90's Form S-1, which is incorporated herein by reference.
    10.18    Promissory Note in the original principal amount of $600,000, made
             June 7, 1999 by L90 in favor of The Roman Arch Fund L.P.,
             previously filed with the Commission as Exhibit 10.19 to L90's
             Form S-1, which is incorporated herein by reference.
    10.19    Promissory Note in the original principal amount of $400,000, made
             June 7, 1999 by L90 in favor of The Roman Arch Fund II L.P., previously filed with the Commission as Exhibit 10.20 to L90's
             Form S-1, which is incorporated herein by reference.
    10.20    Warrant No. PP-99-1 dated June 7, 1999 issued to The Roman Arch
             Fund L.P., previously filed with the Commission as Exhibit 10.21 to L90's Form S-1, which is incorporated herein by reference.
    10.21    Warrant No. PP-99-2 dated June 7, 1999 issued to The Roman Arch
             Fund II L.P., previously filed with the Commission as Exhibit
             10.22 to L90's Form S-1, which is incorporated herein by
             reference.
    10.22    Warrant No. IPO-99-1 dated June 7, 1999 issued to The Roman Arch
             Fund L.P., previously filed with the Commission as Exhibit 10.23 to L90's Form S-1, which is incorporated herein by reference.
    10.23    Warrant No. IPO-99-2 dated June 7, 1999 issued to The Roman Arch
             Fund II L.P., previously filed with the Commission as Exhibit
             10.24 to L90's Form S-1, which is incorporated herein by
             reference.
    10.24    Assignment and Assumption Agreement dated September 17, 1999, previously filed with the Commission as Exhibit 10.25 to L90's
             Form S-1, which is incorporated herein by reference.
    10.25    Assignment and Assumption Agreement dated September 17, 1999, previously filed with the Commission as Exhibit 10.26 to L90's
             Form S-1, which is incorporated herein by reference.
    10.26    Form of Indemnification Agreement entered into between L90 and each of its directors and executive officers, previously filed with the Commission as Exhibit 10.27 to L90's Form S-1, which is incorporated herein by reference.
    10.27    Employment Agreement entered into between L90 and John C. Bohan, previously filed with the Commission as Exhibit 10.28 to L90's
             Form S-1, which is incorporated herein by reference.
    10.28    Employment Agreement entered into between L90 and Christopher J.
             Cardinali, previously filed with the Commission as Exhibit 10.29 to L90's Form S-1, which is incorporated herein by reference.
    10.29    Employment Agreement entered into between L90 and Mark D. Roah (as amended), previously filed with the Commission as Exhibit 10.30 to
             L90's Form S-1, which is incorporated herein by reference.
    10.30    Employment Agreement entered into between L90 and Frank A. Addante
             (as amended), previously filed with the Commission as Exhibit
             10.31 to L90's Form S-1, which is incorporated herein by
             reference.
    10.31    Employment Agreement entered into between L90 and Thomas A.
             Sebastian, previously filed with the Commission as Exhibit 10.32 to L90's Form S-1, which is incorporated herein by reference.
    10.32    Severance Agreement entered into between L90 and Thomas A.
             Sebastian, previously filed with the Commission as Exhibit 10.33 to L90's Form S-1, which is incorporated herein by reference.
    10.33    Warrant No. W-WB1 dated January 27, 2000, issued to Entertaindom,
             Inc.
    10.34    Payment Schedule Contract dated November 30, 1999 between L90 and
             Oracle Credit Corporation.
    10.35    Master Lease Agreement dated January 1999 between L90 and Sun
             Microsystems Finance.
    27.1     Financial Data Schedule, previously filed with the Commission as
             Exhibit 27.1 to L90's Form S-1, which is incorporated herein by reference.