Form 10-Q
period 2000-03-31
L90 INC
filed 2000-05-15
CIK 1095158

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ----------------

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  As of May 10, 2000, L90, Inc. had 21,984,269 shares of its common stock, $.001 par value per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   L90, INC.

                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----
 Part I

    Item 1. Financial Statements
            Balance Sheets..........................................    1
            Statements of Operations................................    2
            Statements of Cash Flows................................    3
            Statements of Stockholders' Equity......................    4
            Notes to Financial Statements...........................    5
    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................   11
    Item 3. Quantitative and Qualitative Disclosures About Market      22
             Risk...................................................

 Part II

    Item 1. Legal Proceedings.......................................   23
    Item 2. Changes in Securities and Use of Proceeds...............   23
    Item 6. Exhibits and Reports on Form 8-K........................   24

 Signatures..........................................................  25

 Exhibits Index......................................................  26

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                   L90, INC.

                                 BALANCE SHEETS

                                                       March 31,    December 31,
                                                          2000          1999
                                                      ------------  ------------
                                                      (unaudited)
                       ASSETS
                       ------

Current Assets:
  Cash and cash equivalents.......................... $103,692,627  $ 6,895,938
  Accounts receivable, net of allowances of $668,010
   and $957,200 at December 31, 1999 and March 31,
   2000, respectively................................    7,228,151    4,128,069
  Notes receivable from officers.....................      925,588          --
  Prepaid expenses and other assets..................      854,391    1,341,950
                                                      ------------  -----------
      Total current assets...........................  112,700,757   12,365,957
                                                      ------------  -----------
  Restricted cash....................................    1,868,632    1,268,632
  Property and equipment:
    Equipment........................................    7,456,026    2,695,847
    Furniture and fixtures...........................      108,883       70,006
    Leasehold improvements...........................       38,012       32,421
                                                      ------------  -----------
                                                         7,602,921    2,798,274
    Less--Accumulated depreciation and amortization..     (731,653)    (296,808)
                                                      ------------  -----------
  Property and equipment, net........................    6,871,268    2,501,466
                                                      ------------  -----------
      Total assets................................... $121,440,657  $16,136,055
                                                      ============  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current Liabilities:
  Accounts payable................................... $  7,974,960  $ 4,693,881
  Accrued expenses...................................    1,847,711    1,686,274
  Current portion of note payable....................      347,967      414,222
  Current portion of long-term capital lease
   obligations.......................................      153,678      256,928
  Deferred revenues..................................      190,600          --
  Accrued dividends..................................          --       401,139
                                                      ------------  -----------
      Total current liabilities......................   10,514,916    7,452,444
  Note payable, net of current portion...............    1,005,320      928,702
  Long-term capital lease obligations, net of current
   portion...........................................      819,776      442,710
                                                      ------------  -----------
      Total liabilities..............................   12,340,012    8,823,856
                                                      ------------  -----------
Stockholders' Equity:
  Preferred stock, $0.001 par value, 15,000,000
   shares authorized: Series A preferred stock,
   $0.001 par value, 2,000 shares authorized, 2,000
   shares issued and outstanding, including paid-in
   capital of 2,077,501..............................          --     2,077,503
   Series B preferred stock, $0.001 par value,
    5,000,000 shares authorized, 4,107,044 shares
    issued and outstanding, including paid-in-capital
    of 9,348,823.....................................          --     9,352,930
   Series C preferred stock, $0.001 par value,
    3,000,000 shares authorized, 1,307,190 shares
    issued and outstanding, including paid-in-capital
    of 4,574,279.....................................          --     4,575,586
  Common stock, $0.001 par value, 53,333,333 shares
   authorized, 16,583,947 and 21,960,830 shares
   issued and outstanding, actual and proforma,
   respectively......................................       21,961        6,693
  Additional paid-in capital.........................  123,043,880      181,901
  Notes receivable for common stock..................     (126,083)     (43,750)
  Capital contributions, net of shareholder draws....          --           --
  Retained earnings..................................  (13,839,113)  (8,838,664)
                                                      ------------  -----------
      Total stockholders' equity.....................  109,100,645    7,312,199
                                                      ------------  -----------
      Total liabilities and stockholders' equity..... $121,440,657  $16,136,055
                                                      ============  ===========

    The accompanying notes are an integral part of these condensed financial statements.

                                   L90, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                       ----------------------
                                                          2000        1999
                                                       -----------  ---------
Revenue
  Service fee-based revenue........................... $ 8,053,803  $  35,859
  Commission-based revenue............................     529,667    717,459
                                                       -----------  ---------
    Total revenue.....................................   8,583,470    753,318
                                                       -----------  ---------

Operating expenses:
  Cost of service fee and other revenue...............   5,455,575      2,295

  Sales and marketing.................................   2,908,254    802,661
  Research and development............................   2,181,052    139,163
  General and administrative..........................   4,014,425    527,836
                                                       -----------  ---------
    Total operating expenses..........................  14,559,306  1,471,955
                                                       -----------  ---------
Operating loss........................................  (5,975,836)  (718,637)
Interest income, net..................................     977,798     10,731
                                                       -----------  ---------
Loss before provision for income taxes................  (4,998,038)  (707,906)
Provision for income taxes............................         --         --
                                                       -----------  ---------
Net loss.............................................. $(4,998,038) $(707,906)
                                                       ===========  =========
Cumulative dividends on participating preferred
 stock................................................      (2,411)   (20,000)
                                                       -----------  ---------
Net loss attributable to common stockholders.......... $(5,000,449) $(727,906)
                                                       ===========  =========

Net loss per share:
  Basic/Diluted....................................... $     (0.30) $   (0.11)
                                                       ===========  =========
Weighted average number of common shares outstanding:
  Basic/Diluted.......................................  16,583,947  6,666,667
                                                       ===========  =========


    The accompanying notes are an integral part of these condensed financial statements.

                                   L90, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                     ------------------------
                                                         2000         1999
                                                     ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................ $ (4,998,038) $ (707,906)
Adjustments to reconcile net loss to cash used in
 operating activities--
  Depreciation and amortization.....................      434,845      30,988
  Noncash charge for warrants issued................      208,500         --
  Changes in assets and liabilities:
    Increase in accounts receivable.................   (3,100,082)    (12,161)
    Increase in notes receivable from officers......     (925,588)        --
    Increase (decrease) in prepaid expenses and
     other assets...................................      487,559     (66,572)
    Increase in accounts payable....................    3,281,079     362,007
    Increase (decrease) in accrued expenses.........      161,437     (38,592)
    Increase in deferred revenues...................      190,600         --
                                                     ------------  ----------
      Net cash used in operating activities.........   (4,259,688)   (432,236)
                                                     ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..................   (4,804,647)   (159,275)
                                                     ------------  ----------
      Net cash used in investing activities.........   (4,804,647)   (159,275)
                                                     ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under capital lease obligations......      273,816      70,860
Net borrowings under loan payable obligations.......       10,363         --
Restricted cash.....................................     (600,000)        --
Proceeds from initial public offering, net of
 issuance costs.....................................  102,587,595         --
Repayment of notes receivable for common stock......       19,000         --
Exercise of warrants................................    3,843,793         --
Distribution of dividends...........................     (403,550)        --
Exercise of common stock options....................      130,007         --
                                                     ------------  ----------
      Net cash provided by financing activities.....  105,861,024      70,860
                                                     ------------  ----------
Net increase (decrease) in cash.....................   96,796,689    (520,651)
Cash and cash equivalents, beginning of period......    6,895,938   2,111,852
                                                     ------------  ----------
      Cash and cash equivalents, end of period...... $103,692,627  $1,591,201
                                                     ============  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.......................................... $     62,321  $   12,639
                                                     ============  ==========
  Income taxes...................................... $        --   $      --
                                                     ============  ==========
SUMMARY OF NON-CASH FINANCING ACTIVITIES:
  Notes receivable for common stock................. $   (101,333) $      --
                                                     ============  ==========
  Accrued dividends................................. $      2,411  $   20,000
                                                     ============  ==========
  Cashless exercise of warrants..................... $      1,038  $      --
                                                     ============  ==========

    The accompanying notes are an integral part of these condensed financial statements.

                                   L90, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                         Notes
                                                          Additional   Receivable
                           Preferred    Capital  Common    Paid-in     for Common    Retained
                             Stock      Account   Stock    Capital       Stock       Earnings       Total
                          ------------  -------  ------- ------------  ----------  ------------  ------------
BALANCE at January 5,
 1997...................  $        --   $13,068  $   --  $        --   $     --    $    177,458  $    190,526
Withdrawal of capital...           --    (5,000)     --           --         --             --         (5,000)
Net income..............           --       --       --           --         --         309,784       309,784
                          ------------  -------  ------- ------------  ---------   ------------  ------------
BALANCE at December 31,
 1997...................           --     8,068      --           --         --         487,242       495,310
Net loss................           --       --       --           --         --        (289,569)     (289,569)
Issuance of Series A
 preferred stock........     2,000,000      --       --           --          --            --      2,000,000
Issuance of common
 stock..................           --       --       --        43,750    (43,750)           --            --
Distributions to
 shareholders...........           --       --       --           --         --         (50,000)      (50,000)
Conversion to C-
 corporation............           --    (8,068)   6,667        6,401        --          (5,000)          --
Accrual of cumulative
 dividends on
 participating preferred
 stock..................           --       --       --           --         --         (23,233)      (23,233)
                          ------------  -------  ------- ------------  ---------   ------------  ------------
BALANCE at December 31,
 1998...................     2,000,000      --     6,667       50,151    (43,750)       119,440     2,132,508
Net loss................           --       --       --           --         --      (7,488,281)   (7,488,281)
Issuance of Series B
 preferred stock, net of
 costs of $706,471......     8,957,694      --       --           --         --             --      8,957,694
Issuance of Series C
 preferred stock, net of
 costs of $45,505.......     3,956,408      --       --           --         --             --      3,956,408
Issuance of common stock
 for options............           --       --        26       93,974        --             --         94,000
Issuance of debt related
 warrants...............           --       --       --        37,776        --             --         37,776
Issuance of preferred
 stock warrants.........     1,091,917      --       --           --         --      (1,091,917)          --
Accrual of cumulative
 dividends on
 participating preferred
 stock..................           --       --       --           --         --        (377,906)     (377,906)
                          ------------  -------  ------- ------------  ---------   ------------  ------------
BALANCE at December 31,
 1999...................  $ 16,006,019  $   --   $ 6,693 $    181,901  $ (43,750)  $ (8,838,664) $  7,312,199
Net loss (unaudited)....                                                             (4,998,038)   (4,998,038)
Conversion of preferred
 stock into common
 stock..................   (16,006,019)     --     5,276   16,000,743        --             --            --
Issuance of common upon
 IPO, net of costs of
 $9,537,405.............           --       --     7,475  102,580,120        --             --    102,587,595
Notes receivable for
 exercise of options....           --       --       267      101,066   (101,333)           --            --
Repayment of notes
 receivable for common
 stock..................           --       --       --           --      19,000            --         19,000
Issuance of common stock
 for options............           --       --        99      129,908        --             --        130,007
Exercise of warrants....           --       --     1,113    3,842,680        --             --      3,843,793
Issuance of warrant.....           --       --       --       208,500        --             --        208,500
Cashless exercise of
 warrants...............           --       --     1,038       (1,038)       --             --            --
Accrual of cumulative
 dividends on
 participating preferred
 stock..................           --       --       --           --         --          (2,411)       (2,411)
                          ------------  -------  ------- ------------  ---------   ------------  ------------
BALANCE at March 31,
 2000 (unaudited).......  $        --   $   --   $21,961 $123,043,880  $(126,083)  $(13,839,113) $109,100,645
                          ============  =======  ======= ============  =========   ============  ============

    The accompanying notes are an integral part of these condensed financial statements.

                                   L90, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. Description of the Business

  L90, Inc. (the "Company") is an Internet-based provider of online advertising and direct marketing solutions for advertisers and Web publishers. The Company provides fully-outsourced ad sales, as well as ad serving and tracking technology. The Company develops targeted advertising campaigns that leverage the capabilities of the Internet. The Company's adMonitor technology platform provides Web publishers, advertisers and ad agencies with the ability to target, deliver, measure and analyze their marketing campaigns.

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

2. Summary of Significant Accounting Policies

 a. Interim Results

  The unaudited condensed financial statements for the three month periods ended March 31, 2000 and 1999 have been prepared by us and are unaudited. In our opinion, the unaudited consolidated condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and the results of our operations and our cash flows for the three month periods ended March 31, 2000 and 1999. The financial data and other information disclosed in these notes to the condensed financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our annual report on Form 10-K.

 b. Revenue Recognition

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

  System revenue represents the full value of gross billings for ads sold under either commission-based or service fee-based contracts and is not affected by the mix of such contracts. Revenue of the Company was derived from system revenue of $2,528,880 and $10,387,443, for the quarters ended March 31, 1999 and 2000, respectively.

                                   L90, INC.

 c. Cash and Cash Equivalents

  For purposes of the balance sheets and statements of cash flows, cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less.

  The Company maintained its cash balances in two financial institutions during 1999 and 2000. The cash balances in each financial institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31,1999 and March 31, 2000, the Company's uninsured cash balances totaled $6,695,938 and $103,492,727, respectively.

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

 h. Deferred Revenue

  Deferred revenue primarily represents advertising campaign revenue to be recognized over the period of the campaign subsequent to the respective year-end and quarter-end. This revenue will be recognized ratably over the term of the advertising campaign, which usually ranges from one to twelve months.

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

                                   L90, INC.

3. Equity

 a. Initial Public Offering

  In February 2000, the Company completed an initial public offering (the "IPO") of 7,475,000 shares of common stock, including 975,000 shares subject to the underwriter's over-allotment option, at $15.00 per share of common stock. The IPO resulted in aggregate net proceeds to the Company of approximately $102,600,000, net of underwriting discounts and expenses of the offering.

 b. Conversion of Preferred Stock and Warrants

  Upon the IPO of the Company's common stock, the Company converted all outstanding shares of Series A, B and C preferred stock into 5,276,156 shares of common stock. Additionally, the Series A, B and C preferred stockholders exercised their warrants to purchase shares of the Company's common stock.

4. Debt

  On November 29, 1999, the Company acquired a software license in exchange for a promissory note for $1,453,715. The note bears interest at 7.86% per annum. This note is collateralized by a standby letter of credit for a total of $1,208,632. At December 31, 1999, the Company had pledged $1,208,632 of cash as collateral for this outstanding letter of credit. Remaining principal payments due under the note are $442,032, $486,708 and $524,976 for the years ending December 31, 2000, 2001 and 2002, respectively.

  On November 29, 1999, the Company obtained a standby letter of credit for a total of $60,000. At December 31, 1999, the Company had pledged $60,000 of cash as collateral for this outstanding letter of credit.

  On March 28, 2000 the Company obtained a standby letter of credit for a total of $600,000. At March 31, 1999 the Company had pledged $600,000 of cash as collateral for this outstanding letter of credit.

5. Stock Options and Warrants

 a. Stock Options

  Employee transactions during the quarter ended March 31, 2000 are summarized as follows:

                                                               2000
                                                     --------------------------
                                                                    Weighted
                                                                    average
                 Employee stock options                Shares    exercise price
                 ----------------------              ----------  --------------
     Outstanding at beginning of period............   2,151,734      $ 2.82
     Granted.......................................     587,358       16.59
     Exercised.....................................    (365,967)       0.63
     Forfeited.....................................     (64,714)       5.12
                                                     ----------      ------
     Outstanding at end of period..................   2,308,411      $ 6.61
                                                     ==========      ======
     Options exercisable at end of period..........     958,786
     Weighted average fair value of options granted
     during period.................................  $    16.59

                                   L90, INC.

  The following table summarizes information about employee stock options outstanding at March 31, 2000:

                                                    Weighted average remaining
     Range of exercise prices    Number outstanding      contractual life
     ------------------------    ------------------ --------------------------
     $1.20......................       170,001              8.88 years
     $1.50......................        65,167              8.91 years
     $3.53......................     1,428,215              9.38 years
     $4.59......................        66,667              9.48 years
     $15.00-$20.00..............       475,978              9.84 years
     $20.01-$25.00..............        94,300              9.93 years
     $25.01-$28.00..............         8,083              9.86 years
                                     ---------
                                     2,308,411
                                     =========

 b. Common Stock Warrants

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

6. Commitments and Contingencies

 a. Litigation

  The Company may become subject to legal proceeding from time to time in the normal course of business. The Company is not currently involved in any litigation that management believes will have a material adverse effect on the Company's financial position or results of operations.

  On November 12, 1999, DoubleClick, Inc. ("DoubleClick") filed a lawsuit against the Company in the United States District Court for the Eastern District of Virginia. The lawsuit was moved to the United States District Court for the Southern District of New York in March 2000. The suit alleges that the Company is infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick related to methods and networks for delivering, targeting and measuring advertising over the Internet. DoubleClick is seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. The Company believes that it has meritorious defenses to this lawsuit and intends to defend itself vigorously. The Company currently believes that this lawsuit and its outcome will not have a material adverse effect on the Company's results of operations or financial position. However, the litigation could result in significant expenses and diversion of management time and other resources. Further, if DoubleClick successfully asserts an infringement claim against the Company, its operations would be impacted severely. The DoubleClick suit could result in limitations on the Company's ability to market its products and services, delays and costs associated with redesigning its products and services or payments of license fees or other payments.

                                   L90, INC.

 b. Office Lease

  On February 28, 2000, the Company entered into an agreement to lease additional office space through July 30, 2003. The company is required to make equal monthly payments which are due as follows:

                                                                        Office
       Year                                                             Lease
       ----                                                           ----------
       2000.......................................................... $  292,500
       2001..........................................................    351,000
       2002..........................................................    351,000
       2003..........................................................    204,750
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

7. Related Party Transactions

  On January 1, 2000, the Company received $101,333 in notes receivable for common stock from employees for the exercise of 266,666 options. These notes bear interest at a rate equal to 5.00% per annum and mature at the earliest of the cessation of the maker's employment by the Company for any reason or January 1, 2005. The Company paid an aggregate of $925,588 in withholding obligations for these employees upon exercise of these options. In April 2000, these employees repaid the notes in full and reimbursed the Company in full for the amounts advanced for their withholding obligations.

  On January 26, 2000, the Company received payment of $19,000 for a note receivable from a consultant for 50,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF L90 CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF L90 WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. L90'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS RELATING TO OUR BUSINESS AND OPERATIONS" AND ELSEWHERE IN THIS REPORT AND IN L90'S OTHER PUBLIC FILINGS MADE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

  References in this Report to "L90," "we," "our" and "us" refer to L90, Inc. We are a leading provider of Internet-based advertising and direct marketing solutions for advertisers and Web publishers. We design and implement advertising campaigns for our advertising clients and strategically place their ads on our network of Web sites. We provide our Web publishing clients with a fully-outsourced solution which includes the sale of advertising space on their Web sites as well as the technology required to deliver advertisements. We have developed adMonitor, our ad serving and tracking technology that is used to deliver advertisements to our network of Web site publishers. adMonitor enables our advertising and Web publishing clients to implement sophisticated advertising campaigns quickly and to selectively target ads to Web users based on specific interests or characteristics. adMonitor also enables our clients to measure and manage the effectiveness of their ad campaigns.

  Since inception, substantially all of our revenue has been derived from online advertising sales, and we expect this to continue for the foreseeable future. We offer advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. We also offer direct marketing programs, which may be priced on a cost per action basis, such as cost for each new user registration. In January 1999, we began to charge our customers for the use of our adMonitor technology. For the three months ended March 31, 2000, online advertising sales accounted for 96.1% of our revenue, and fees generated by our adMonitor technology accounted for 3.9% of our revenue.

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

  The financial statements included elsewhere in this report include references to system revenue. We believe system revenue provides a consistent basis for reporting revenue from period to period, regardless of the change in contract type, as discussed above. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. We believe that period to period comparisons of operating results are not always meaningful and that the results for any period should not be relied upon as an indication of future performance. For the three months ended March 31, 2000, service fee-based contracts accounted for 93.8% of our revenue, and commission based contracts accounted for 6.2% of our revenue. For the three months ended March 31, 1999, service fee-based contracts accounted for 4.8% of our revenue, and commission-based contracts accounted for 95.2% of our revenue.

  Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts and Internet connectivity and bandwidth costs associated with ad serving. We expect cost of revenue to increase on an absolute dollar basis in future periods as our revenue increases and as more of the contracts with Web publishers are structured as service fee-based contracts.

Results of Operations

Three Months Ended March 31, 2000 and 1999

  Revenue. Revenue increased 1,039% to $8.6 million for the three months ended March 31, 2000 from $753,000 for the three months ended March 31, 1999. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered. In addition, this increase was partly attributable to our adoption of service fee-based contracts and the initiation of our charging service fees to customers for the use of our adMonitor technology.

  System Revenue. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Although system revenue is not recognized under generally accepted accounting principles, we believe that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another. System revenue increased 311% to $10.4 million for the three months ended March 31, 2000 from $2.5 million for the three months ended March 31, 1999. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered, as well as the initiation of our charging service fees to customers for the use of our adMonitor technology.

  Cost of Revenue. Cost of revenue was $5.5 million for the three months ended March 31, 2000 and $2,000 for the three months ended March 31, 1999. During the three months ended March 31, 1999, virtually all revenue was derived from advertising sales commissions with no associated cost of revenue.

  Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses were $2.9 million, or 33.9% of revenue, for the three months ended March 31, 2000, and $803,000, or 106.6% of revenue, for the three months ended March 31, 1999. This increase was primarily due to an increase in the number of sales and marketing personnel. Our sales and marketing organization has grown to 87 employees as of March 31, 2000 from 37 employees as of March 31, 1999. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel, expand into new markets and continue to promote our advertising solutions.

  Research and Development. Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our adMonitor technology. To date, all research and development costs have been expensed as incurred. Research and development expenses were $2.2 million, or 25.4% of revenue, for the three months ended March 31, 2000, and $139,000, or 18.5% of revenue, for the three months ended March 31, 1999. This increase was due primarily to the deployment and enhancement of our adMonitor technology. We expect research and development expenses to increase significantly on an absolute dollar basis in future periods.

  General and Administrative. General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses were $4.0 million, or 46.8% of revenue, for the three months ended March 31, 2000, and $528,000, or 70.1% of revenue, for the three months ended March 31, 1999. This increase was primarily a result of increases in personnel expenses, professional service fees and facility expenses necessary to support our growth. We expect general and administrative expenses to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company.

  Interest Income, Net. Net interest income primarily consists of interest earned on cash balances, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Net interest income was $978,000 for the three months ended March 31, 2000. Net interest income was $11,000 for the three months ended March 31, 1999.

Liquidity and Capital Resources

  From our inception through September 1998, we financed our operations primarily through internally generated cash flow. In September 1998, we completed a private placement of equity securities to an individual investor and received $1.9 million in net proceeds. In September 1999, we completed two private placements of equity securities and received $12.9 million in net proceeds. In February 2000, we completed our initial public offering of 7,475,000 shares of our common stock (including 975,000 shares subject to the underwriter's over-allotment option) at $15.00 per share. The initial public offering resulted in aggregate net proceeds of approximately $102.6 million, net of underwriting discounts and expenses of the offering. The net proceeds from these private placements and our initial public offering are being used to expand our business operations, to hire additional personnel, to provide additional services and for general corporate purposes related to the expansion of our business.

  Net cash used by operating activities was $4.3 million for the three months ended March 31, 2000, and $432,000 for the three months ended March 31, 1999. Cash used in operating activities for the three months ended March 31, 2000 resulted from a net loss of $5.0 million, as well as a $3.1 million increase in accounts receivable and a $926,000 increase in notes receivable, partially offset by a $3.4 million increase in accounts payable and accrued expenses, a $487,000 decrease in prepaids and other current assets and a $189,000 increase in deferred revenue. Cash used in operating activities for the three months ended March 31, 1999 resulted from a net loss of $708,000 and a $79,000 increase in accounts receivable and prepaids and other current assets, partially offset by a $323,000 increase in accounts payable and accrued expenses.

  Net cash used in investing activities was $4.8 million for the three months ended March 31, 2000, and $159,000 for the three months ended March 31, 1999. Cash used in investing activities was primarily related to purchases of property and equipment related to research and development.

  Net cash provided by financing activities was $105.9 million for the three months ended March 31, 2000 and $71,000 for the three months ended March 31, 1999. Cash provided by financing activities for the three months ended March 31, 2000 resulted primarily from the proceeds from our IPO. Cash provided by financing activities for the three months ended March 31, 1999 resulted primarily from net borrowings under capital lease obligations.

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

Year 2000 Compliance

  We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. We cannot quantify the amount of our potential exposure but we believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively impacted if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers. In preparation for the year 2000, we incurred internal staff costs as well as consulting and other expenses. Year 2000 expenses incurred to date totaled less than $100,000.

Risk Factors Relating to Our Business and Operations

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

We have a history of losses and expect to incur substantial losses in the future

  We incurred net losses of approximately $5.0 million for the quarter ended March 31, 2000 and $728,000 for the quarter ended March 31, 1999. Our accumulated deficit from inception, as of March 31, 2000, was approximately $13.8 million. We expect to continue to incur substantial net losses for the foreseeable future due to a high level of planned operating expenditures. We are making these expenditures in anticipation of higher revenue, but we cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will return to profitability.

Intellectual property infringement claims, including a November 1999 lawsuit against us by DoubleClick, could prevent or hinder our ability to deliver advertisements over the Internet

  We face the risk that other parties' intellectual property positions will impair our ability to deliver advertisements over the Internet. On November 12, 1999, DoubleClick filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Virginia. The lawsuit was moved to the United States District Court for the Southern District of New York in March 2000. The suit alleges that we are infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick related to methods and networks for delivering, targeting and measuring advertising over the Internet. DoubleClick is seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. The case is currently in the early stages of discovery. This litigation can be expected to result in significant expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of this litigation. In addition, some of our contracts with Web publishers require us to indemnify the Web publishers for losses they incur arising from any infringement by our ad serving technology of a third party's intellectual property rights. If DoubleClick is successful in its claims against us, we may be hindered from competing in the Internet advertising market and our operations could be severely harmed. The DoubleClick suit could result in limitations on how we implement our products and services, delays and costs associated with redesigning our products and services and payments of license fees and other monies. An injunction obtained by DoubleClick could eliminate our ability to deliver advertisements over the Internet. If DoubleClick is successful in its claims against us, we cannot assure you that we would be able to enter into a licensing agreement with DoubleClick on commercially reasonable terms, if at all. In that case, we would be required to alter our technology in a way that would not infringe the DoubleClick patent, and we cannot assure you that these alterations would be successful. Furthermore, other third parties, such as 24/7 Media, may have, or may in the future be granted, patents that cover our technology or other aspects of our business. We may be limited in our ability to use our technology or conduct our business without licenses from these third parties, which may not be available on commercially reasonable terms, if at all.

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

If we do not effectively manage our growth and expansion, our ability to provide services could suffer

  Our success depends in part on our ability to manage our growth and expansion. We have grown to 135 full-time and three part-time employees as of March 31, 2000 from 51 full-time and three part-time employees as of March 31, 1999. We plan to continue to expand our sales, marketing, technology and administrative organizations. This anticipated future expansion may place a significant strain on our managerial, operational and financial resources. In addition, we will need to continue to improve our financial and managerial controls, enhance our reporting systems and procedures and expand, train and manage our work force.

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

A small number of Web publishers accounts for a substantial percentage of our advertising revenue and our failure to develop and sustain long-term relationships with Web publishers, or the reduction in traffic of a current Web publisher in our network, could limit our ability to generate revenue

  For the quarter ended March 31, 2000, our top five Web publishers accounted for approximately 40.1% of our revenue, and our top three Web publishers accounted for approximately 32.7% of our revenue. JobsOnline accounted for 18.1% of our revenue for the quarter ended March 31, 2000. Our contracts with Web publishers, including these top Web publishers, are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers. For example, Four11, Inc. terminated its contract with us following its acquisition by Yahoo! Furthermore, we cannot assure you that we would be able to replace a departed or acquired Web publisher with another Web publisher with comparable traffic patterns and demographics, if at all. Therefore, our failure to develop and sustain long-term relationships with Web publishers or the reduction in traffic of a current Web publisher in our network could limit our ability to generate advertising revenue.

A limited number of advertisers accounts for a significant percentage of our revenue and a loss of one or more of these advertisers could cause our results of operations to suffer

  For the quarter ended March 31, 2000, revenue from our five largest advertisers accounted for 27.1% of our revenue. No single advertiser accounted for more than 10% of our revenue for the quarter ended March 31, 2000. Advertisers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top advertisers or our other advertisers will continue their relationships with us. The loss of one or more of the advertisers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from advertisers. Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could cause our financial condition to suffer. For the quarter ended March 31, 2000, our bad debt expense related to uncollected advertising fees was $442,000.

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

Our executive officers and directors exercise significant control over our company, including the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval

  Our executive officers and directors, in the aggregate, beneficially own or control a substantial number of the outstanding shares of our common stock as of March 31, 2000. Our officers, directors and their affiliates will have the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including merger and other changes of corporate control, going private transactions and other extraordinary transactions and terms thereof.

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

  . adoption of new accounting standards affecting our industry; and

  . general market conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the yield on our investments.

Interest Rate Risk

  The primary objective of our investment activities is to preserve the principal while at the same time achieving an attractive return. To achieve this objective, we maintain a portfolio of investment grade cash equivalents and short-term investments. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. The potential change noted above is based on sensitivity analysis we performed as of March 31, 2000.

  We did not hold derivative financial instruments as of March 31, 2000, and have never held these instruments in the past.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

  On November 12, 1999, DoubleClick filed a lawsuit against us in the United States District Court for the Eastern District of Virginia. The lawsuit was moved to the United States District Court for the Southern District of New York in March 2000. For a description of the lawsuit, please see PART I, ITEM 3 (LEGAL PROCEEDINGS), in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

  Upon the consummation of our initial public offering on February 2, 2000, all outstanding shares of our preferred stock were automatically converted into an aggregate of 5,276,156 shares of common stock. These shares were issued in reliance upon the exemption provided for by Section 3(a)(9) of the Securities Act.

  On February 2, 2000, DigaComm (L90), L.L.C. exercised a warrant on a cashless basis and purchased 276,825 shares of our common stock. The shares issued upon exercise of this warrant were issued in reliance upon the exemption provided for by Section 3(a)(9) of the Securities Act. On January 31, 2000, Development Ventures (Two) Inc. exercised a warrant and purchased an aggregate of 674,029 shares of our common stock at an aggregate purchase price of $3,093,793. The shares issued upon exercise of this warrant were issued in reliance upon the exemption provided for by Section 4(2) of the Securities Act, based upon the fact that we issued the shares in a sale not involving a public offering. On February 2, 2000, Rare Medium Group, Inc. exercised a warrant on a cashless basis and purchased 486,652 shares of our common stock. The shares issued upon exercise of this warrant were issued in reliance upon the exemption provided for by Section 3(a)(9) of the Securities Act. On January 28, 2000, William Apfelbaum exercised a warrant on a cashless basis and purchased 274,422 shares of our common stock. The shares issued upon exercise of this warrant were issued in reliance upon the exemption provided for by Section 3(a)(9) of the Securities Act. In addition, Mr. Apfelbaum exercised a warrant on January 27, 2000, and purchased 438,593 shares of our common stock at an aggregate purchase price of $750,000. The shares issued upon exercise of this warrant were issued in reliance upon the exemption provided for by Section 4(2) of the Securities Act, based upon the fact that we issued the shares in a sale not involving a public offering.

  On February 27, 2000, we issued to Entertaindom, Inc. a warrant to purchase an aggregate of 50,000 shares of our common stock at a purchase price per share of $15.00. This warrant was issued and sold in reliance upon the exemption provided for by Section 4(2) of the Securities Act, based on the fact that we issued this warrant in a sale not involving a public offering.

  During the period covered by this Report, we issued and sold 365,967 shares of our common stock to employees, consultants, officers and directors upon the exercise of options for an aggregate consideration of $231,338. All shares of our common stock issued upon exercise of these options were issued and sold in reliance upon the exemption provided for under Rule 701 promulgated under the Securities Act of 1933, as amended.

Use of Proceeds

  The effective date of the registration statement related to our initial public offering of shares of common stock was January 28, 2000 (SEC Registration No. 333-87607). Through our initial public offering in February 2000, we sold 7,475,000 shares of our common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $15.00 per share. Our initial public offering was managed by SG Cowen Securities Corporation, Banc of America Securities LLC, CIBC Oppenheimer Corp. and Wit Capital Corporation. The initial public offering resulted in gross proceeds of approximately $112.1 million, approximately $7.8 million of which was applied toward the underwriting discount and commission. Expenses related to the offering totaled approximately $1.7 million. Our net proceeds from the offering were approximately $102.6 million. From the time of receipt through March 31, 2000, these net proceeds have been applied toward general corporate purposes. Pending these uses, the net proceeds have been invested in short-term, investment grade, interest-bearing securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits. The following exhibits are filed as part of this Report.

  3.1 Amended and Restated Certificate of Incorporation, previously filed with the Securities and Exchange Commission (the "Commission") as Exhibit 3.1 to L90's Annual Report on Form 10-K for the year ended December 31,
       1999, which is incorporated herein by reference.

 10.1 Warrant No. W-WB1 dated January 27, 2000, issued to Entertaindom, Inc., previously filed with the Commission as Exhibit 10.33 to L90's Annual
       Report on Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference.

 10.2 Payment Schedule Contract dated November 30, 1999 between L90 and Oracle
       Credit Corporation, previously filed with the Commission as Exhibit
       10.34 to L90's Annual Report on Form 10-K for the year ended December
       31, 1999, which is incorporated herein by reference.

 10.3 Master Lease Agreement dated January 5, 1999 between L90 and Sun
       Microsystems Finance, previously filed with the Commission as Exhibit
       10.35 to L90's Annual Report on Form 10-K for the year ended December
       31, 1999, which is incorporated herein by reference.

 27.1 Financial Data Schedule.

  b. Reports on Form 8-K

  We did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          L90, INC.

Dated: May 12, 2000                                  /s/ John C. Bohan
                                          By: _________________________________
                                          Name:John C. Bohan
                                          Title:President & Chief Executive
                                           Officer

Dated: May 12, 2000                               /s/ Thomas A. Sebastian
                                          By: _________________________________
                                          Name:Thomas A. Sebastian
                                          Title:Chief Financial Officer,
                                           Senior Vice
                                                President and Assistant
                                                 Secretary

                                 EXHIBITS INDEX

 Exhibit
   No.                                   Exhibit
 -------                                 -------
  3.1    Amended and Restated Certificate of Incorporation, previously filed with the Securities and Exchange Commission (the "Commission") as
          Exhibit 3.1 to L90's Annual Report on Form 10-K for the year ended
          December 31, 1999, which is incorporated herein by reference.

 10.1    Warrant No. W-WB1 dated January 27, 2000, issued to Entertaindom,
          Inc., previously filed with the Commission as Exhibit 10.33 to L90's
          Annual Report on Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference.

 10.2    Payment Schedule Contract dated November 30, 1999 between L90 and
          Oracle Credit Corporation, previously filed with the Commission as
          Exhibit 10.34 to L90's Annual Report on Form 10-K for the year ended
          December 31, 1999, which is incorporated herein by reference.

 10.3    Master Lease Agreement dated January 5, 1999 between L90 and Sun
          Microsystems Finance, previously filed with the Commission as Exhibit
          10.35 to L90's Annual Report on Form 10-K for the year ended December
          31, 1999, which is incorporated herein by reference.

 27.1    Financial Data Schedule.