Form 10-Q
period 2000-06-30
L90 INC
filed 2000-08-14
CIK 1095158

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                 ______________

 (Mark One)
 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
         ________


                       Commission File Number: 000-28893


                                   L90, Inc.
             (Exact name of registrant as specified in its charter)
                                 ______________

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




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


    As of August 10, 2000, L90, Inc. had 22,364,498 shares of its common stock, $.001 par value per share, outstanding.

================================================================================

                                   L90, INC.

                               TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
Part I
     Item 1.       Financial Statements
                   Balance Sheets.............................................      3
                   Statements of Operations...................................      4
                   Statements of Cash Flows...................................      5
                   Statements of Stockholders' Equity.........................      6
                   Notes to Financial Statements..............................      7
     Item 2.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................     14
     Item 3.       Quantitative and Qualitative Disclosures About Market Risk.     26

Part II
     Item 1.       Legal Proceedings..........................................     26
     Item 2.       Changes in Securities and Use of Proceeds..................     26
     Item 6.       Exhibits and Reports on Form 8-K...........................     28

Signatures....................................................................     29

Exhibit Index.................................................................     30

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                   L90, INC.

                                 BALANCE SHEETS

                                                                                                 June 30,       December 31,
                                                                                                   2000            1999
                                                                                                ------------     -----------
                                                                                                (unaudited)
                                                              ASSETS
                                                              ------
Current Assets:
  Cash and cash equivalents.................................................................    $ 93,745,618     $ 6,895,938
  Accounts receivable, net of allowances of $668,010 and $1,357,432 at December 31,
    1999 and June 30, 2000, respectively....................................................      10,112,883       4,128,069
  Prepaid expenses and other assets.........................................................       1,492,122       1,341,950
                                                                                                ------------     -----------
                   Total current assets.....................................................     105,350,623      12,365,957
                                                                                                ------------     -----------
  Restricted cash...........................................................................       1,868,632       1,268,632
  Property and equipment:
    Equipment...............................................................................      14,410,475       2,695,847
    Furniture and fixtures..................................................................         108,883          70,006
    Leasehold improvements..................................................................          41,606          32,421
                                                                                                ------------     -----------
                                                                                                  14,560,964       2,798,274
    Less--Accumulated depreciation and amortization.........................................      (2,007,269)       (296,808)
                                                                                                ------------     -----------
  Property and equipment, net...............................................................      12,553,695       2,501,466
                                                                                                ------------     -----------
                 Total assets...............................................................    $119,772,950     $16,136,055
                                                                                                ============     ===========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------

Current Liabilities:
  Accounts payable..........................................................................    $  8,487,540     $ 4,693,881
  Accrued expenses..........................................................................       3,810,895       1,686,274
  Current portion of note payable...........................................................         236,247         414,222
  Current portion of long-term capital lease obligations....................................         153,678         256,928
  Deferred revenues.........................................................................         718,536              --
  Accrued dividends.........................................................................              --         401,139
                                                                                                ------------     -----------
        Total current liabilities...........................................................      13,406,896       7,452,444
  Note payable, net of current portion......................................................       1,005,320         928,702
  Long-term capital lease obligations, net of current portion...............................         605,887         442,710
                                                                                                ------------     -----------
        Total liabilities...................................................................      15,018,103       8,823,856
                                                                                                ------------     -----------
Stockholders' Equity:
  Preferred stock, $0.001 par value, 15,000,000 shares authorized:
    Series A preferred stock, $0.001 par value, 2,000 shares authorized, issued and
     outstanding, including paid-in-capital of 2,077,501 at December 31, 1999...............              --       2,077,503

    Series B preferred stock, $0.001 par value, 5,000,000 shares authorized,
     4,107,044 shares issued and outstanding, including paid-in-capital of
     9,348,823 at December 31, 1999.........................................................              --       9,352,930
    Series C preferred stock, $0.001 par value, 3,000,000 shares authorized,
     1,307,190 shares issued and outstanding, including paid-in-capital of
     4,574,279 at December 31, 1999.........................................................              --       4,575,586
  Common stock, $0.001 par value, 53,333,333 shares authorized, 21,997,190 and
     6,693,333 shares issued and outstanding at June 30, 2000 and December 31, 1999,                  21,997           6,693
      respectively..........................................................................
  Additional paid-in capital................................................................     123,100,550         181,901
  Notes receivable for common stock.........................................................         (24,749)        (43,750)
  Retained earnings.........................................................................     (18,342,951)     (8,838,664)
                                                                                                ------------     -----------
        Total stockholders' equity..........................................................     104,754,847       7,312,199
                                                                                                ------------     -----------
        Total liabilities and stockholders' equity..........................................    $119,772,950     $16,136,055
                                                                                                ============     ===========

    The accompanying notes are an integral part of these condensed financial statements.

                                   L90, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Three months ended            Six months ended
                                                                            June 30,                      June 30,
                                                                       ------------------            ----------------
                                                                       2000          1999            2000           1999
                                                                   -----------    -----------    ------------    ----------
Revenue
  Service fee-based revenue.................................       $12,072,034    $   519,457    $ 20,125,910    $   555,316
  Commission-based revenue..................................           152,614        648,618         682,208      1,393,687
                                                                   -----------    -----------    ------------    -----------
     Total revenue..........................................        12,224,648      1,168,075      20,808,118      1,949,003
                                                                   -----------    -----------    ------------    -----------

Operating expenses:
  Cost of service fee and other revenue.....................         8,024,013        306,610      13,479,588        308,951

  Sales and marketing.......................................         3,493,646      1,003,312       6,401,900      1,805,973
  Research and development..................................         3,214,026        252,495       5,395,220        391,658
  General and administrative................................         3,435,712        811,719       7,450,137      1,339,555
                                                                   -----------    -----------    ------------    -----------
     Total operating expenses...............................        18,167,397      2,374,136      32,726,845      3,846,137
                                                                   -----------    -----------    ------------    -----------
Operating loss..............................................        (5,942,749)    (1,206,061)    (11,918,727)    (1,897,134)
Interest income, net........................................         1,439,055        (15,538)      2,416,851         (4,809)
                                                                   -----------    -----------    ------------    -----------
Loss before provision for income taxes......................        (4,503,694)    (1,221,599)     (9,501,876)    (1,901,943)
Provision for income taxes..................................                --             --              --             --
                                                                   -----------    -----------    ------------    -----------
Net loss....................................................       $(4,503,694)   $(1,221,599)   $ (9,501,876)   $(1,901,943)
                                                                   ===========    ===========    ============    ===========
Cumulative dividends on participating preferred stock.......                --             --          (2,411)       (39,671)
                                                                   -----------    -----------    ------------    -----------
Net loss attributable to common stockholders................       $(4,503,694)   $(1,221,599)   $ (9,504,287)   $(1,941,614)
                                                                   ===========    ===========    ============    ===========

Net loss per share:
  Basic/Diluted.............................................            $(0.20)        $(0.18)         $(0.44)        $(0.19)
                                                                   ===========    ===========    ============    ===========
Weighted average number of common shares outstanding:
  Basic/Diluted.............................................        21,985,072      6,666,667      21,503,705     10,000,000
                                                                   ===========    ===========    ============    ===========

    The accompanying notes are an integral part of these condensed financial statements.

                                   L90, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       Six months ended June 30,
                                                                                   ------------------------------------
                                                                                        2000               1999
                                                                                    ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................................        $ (9,501,876)       $(1,901,943)
Adjustments to reconcile net loss to cash used in operating activities--
  Depreciation and amortization.............................................           1,727,109             71,373
  Non-Cash charge for warrants issued.......................................             208,500                 --
  Changes in assets and liabilities:
     Increase in accounts receivable........................................          (5,984,814)          (620,200)
     Increase in prepaid expenses and other assets..........................            (150,172)          (344,685)
     Increase in accounts payable...........................................           3,793,661            714,953
     Increase in accrued expenses...........................................           1,842,336             61,397
     Increase in deferred revenues..........................................             717,184             22,569
                                                                                    ------------        -----------
        Net cash used in operating activities...............................          (7,348,072)        (1,996,536)
                                                                                    ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................................         (11,779,338)          (243,780)
                                                                                    ------------        -----------
        Net cash used in investing activities...............................         (11,779,338)          (243,780)
                                                                                    ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under capital lease obligations..............................             239,795            100,177
Net borrowings under loan payable obligations...............................                  --          1,000,000
Restricted cash.............................................................            (600,000)                --
Proceeds from initial public offering, net of issuance costs................         102,587,595                 --
Repayment of notes receivable for common stock..............................             120,334                 --
Exercise of warrants........................................................           3,843,793                 --
Distribution of dividends...................................................            (401,140)                --
Exercise of common stock options............................................             186,713                 --
                                                                                    ------------        -----------
        Net cash provided by financing activities...........................         105,977,090          1,100,177
                                                                                    ------------        -----------
Net increase (decrease) in cash.............................................          86,849,680         (1,140,139)
Cash and cash equivalents, beginning of period..............................           6,895,938          2,111,852
                                                                                    ------------        -----------
        Cash and cash equivalents, end of period............................        $ 93,745,618        $   971,713
                                                                                    ============        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................................        $     16,726        $        --
                                                                                    ============        ===========
  Income taxes..............................................................        $         --        $       800
                                                                                    ============        ===========
SUMMARY OF NON-CASH FINANCING ACTIVITIES:
  Notes receivable for common stock.........................................        $    (24,749)       $   (43,750)
                                                                                    ============        ===========
  Accrued dividends.........................................................        $      2,411        $    39,671
                                                                                    ============        ===========
  Cashless exercise of warrants.............................................        $      1,038        $        --
                                                                                    ============        ===========

    The accompanying notes are an integral part of these condensed financial statements.

                                   L90, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                          Notes
                                                                                                       Receivable
                                                                                        Additional         for
                                                 Preferred      Capital     Common       Paid-in         Common
                                                   Stock        Account     Stock        Capital          Stock
                                            -------------------------------------------------------------------------
BALANCE at January 5, 1997..................   $         --     $13,068     $    --    $         --     $      --
Withdrawal of capital.......................             --      (5,000)         --              --            --
Net income..................................             --          --          --              --            --
                                               ------------    --------     -------    ------------    ----------
BALANCE at December 31, 1997................             --       8,068          --              --            --
Net loss....................................             --          --          --              --            --
Issuance of Series A preferred stock........      2,000,000          --          --              --            --
Issuance of common stock....................             --          --          --          43,750       (43,750)
Distributions to shareholders...............             --          --          --              --            --
Conversion to C-corporation.................             --      (8,068)      6,667           6,401            --
Accrual of cumulative dividends on
 participating preferred stock..............             --          --          --              --            --
                                               ------------    --------     -------    ------------    ----------
BALANCE at December 31, 1998................      2,000,000          --       6,667          50,151       (43,750)
Net loss....................................             --          --          --              --            --
Issuance of Series B preferred stock, net
 of costs of $706,471.......................      8,957,694          --          --              --            --
Issuance of Series C preferred stock, net
 of costs of $45,505........................      3,956,408          --          --              --            --
Issuance of common stock for options........             --          --          26          93,974            --
Issuance of debt related warrants...........             --          --          --          37,776            --
Issuance of preferred stock warrants........      1,091,917          --          --              --            --
Accrual of cumulative dividends on
 participating preferred stock..............             --          --          --              --            --
                                               ------------    --------     -------    ------------    ----------
BALANCE at December 31, 1999................   $ 16,006,019     $    --     $ 6,693    $    181,901     $ (43,750)
Net loss (unaudited)........................             --          --          --              --            --
Conversion of preferred stock into
 common stock...............................    (16,006,019)         --       5,276      16,000,743            --
Issuance of common upon IPO, net of
 costs of $9,537,405........................             --          --       7,475     102,580,120            --
Notes receivable for exercise of options....             --          --         267         101,066      (101,333)
Repayment of notes receivable for
 common stock...............................             --          --          --              --       120,334
Issuance of common stock for options........             --          --         135         186,578            --
Exercise of warrants........................             --          --       1,113       3,842,680            --
Issuance of warrant.........................             --          --          --         208,500            --
Cashless exercise of warrants...............             --          --       1,038          (1,038)           --
Accrual of cumulative dividends on
 participating preferred stock..............             --          --          --              --            --
                                               ------------    --------     -------    ------------    ----------
BALANCE at June 30, 2000
 (unaudited)................................   $         --     $    --     $21,997    $123,100,550     $ (24,749)
                                               ============    ========     =======    ============    ==========


                                               Retained
                                               Earnings          Total
                                            ------------------------------
BALANCE at January 5, 1997.................. $    177,458     $    190,526
Withdrawal of capital.......................           --           (5,000)
Net income..................................      309,784          309,784
                                             ------------     ------------
BALANCE at December 31, 1997................      487,242          495,310
Net loss....................................     (289,569)        (289,569)
Issuance of Series A preferred stock........           --        2,000,000
Issuance of common stock....................           --               --
Distributions to shareholders...............      (50,000)         (50,000)
Conversion to C-corporation.................       (5,000)              --
Accrual of cumulative dividends on
 participating preferred stock..............      (23,233)         (23,233)
                                             ------------     ------------
BALANCE at December 31, 1998................      119,440        2,132,508
Net loss....................................   (7,488,281)      (7,488,281)
Issuance of Series B preferred stock, net
 of costs of $706,471.......................           --        8,957,694
Issuance of Series C preferred stock, net
 of costs of $45,505........................           --        3,956,408
Issuance of common stock for options........           --           94,000
Issuance of debt related warrants...........           --           37,776
Issuance of preferred stock warrants........   (1,091,917)              --
Accrual of cumulative dividends on
 participating preferred stock..............     (377,906)        (377,906)
                                             ------------     ------------
BALANCE at December 31, 1999................ $ (8,838,664)    $  7,312,199
Net loss (unaudited)........................   (9,501,876)      (9,501,876)
Conversion of preferred stock into
 common stock...............................           --               --
Issuance of common upon IPO, net of
 costs of $9,537,405........................           --      102,587,595
Notes receivable for exercise of options....           --               --
Repayment of notes receivable for
 common stock...............................           --          120,334
Issuance of common stock for options........           --          186,713
Exercise of warrants........................           --        3,843,793
Issuance of warrant.........................           --          208,500
Cashless exercise of warrants...............           --               --
Accrual of cumulative dividends on
 participating preferred stock..............       (2,411)          (2,411)
                                             ------------     ------------
BALANCE at June 30, 2000
 (unaudited)................................ $(18,342,951)    $104,754,847
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

2.  Summary of Significant Accounting Policies

 a. Interim Results

    The unaudited condensed financial statements for the six month periods ended June 30, 2000 and 1999 have been prepared by us and are unaudited. In our opinion, the unaudited consolidated condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000 and the results of our operations and our cash flows for the six month periods ended June 30, 2000 and 1999. The financial data and other information disclosed in these notes to the condensed financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000.

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

                                    L90, INC.

    System revenue represents the full value of gross billings for ads sold under either commission-based or service fee-based contracts and is not affected by the mix of such contracts. Revenue of the Company was derived from system revenue of $3,101,213 and $14,023,452, for the quarters ended June 30, 1999 and 2000, respectively.

 c. Current Vulnerability Due to Certain Concentrations

    The Company sells advertising space to its customers. For the quarter ended June 30, 1999 and the quarter ended June 30, 2000, there were no advertising customers that comprised greater than 10 percent of revenue.

    The Company purchases advertising space from its Web site partners. For the quarter ended June 30, 1999, the largest Web site partner accounted for 14.6 percent of revenue. For the quarter ended June 30, 2000, the largest Web site partner accounted for 30.4 percent of revenue. No other Web site partner accounted for 10 percent or more of the advertising space sold to generate revenue. The loss of the largest Web site partner could have an adverse effect on the Company's operations.

 d. Cash and Cash Equivalents

    For purposes of the balance sheets and statements of cash flows, cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less.

    The Company maintained its cash balances in two financial institutions during 1999 and 2000. The cash balances in each financial institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999 and June 30, 2000, the Company's uninsured cash balances totaled $6,695,938 and $93,545,618, respectively.

 e. Restricted Cash

    Restricted cash consists of cash pledged under outstanding letters of credit.

 f. Accounts Receivable

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

 g. Property and Equipment

    Property and equipment are recorded at cost and depreciated over the estimated useful life of the asset, using the straight-line method of depreciation. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Property, equipment and leasehold improvements have estimated useful lives ranging from three to five years.

                                   L90, INC.

 h. Equipment Under Capital Leases

    Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Amortization of leased property is computed using the straight-line method over the term of the lease.

 i. Deferred Revenue

    Deferred revenue primarily represents advertising campaign revenue to be recognized over the period of the campaign subsequent to the respective year-end and quarter-end. This revenue will be recognized ratably over the term of the advertising campaign, which usually ranges from one to twelve months.

 j. Income Taxes

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

 k. Net Loss Per Share

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

 l. Stock-Based Compensation

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

 m. Use of Estimates

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   L90, INC.

 n. New Accounting Pronouncements

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

                                   L90, INC.

5.   Stock Options and Warrants

 a. Stock Options
  Employee transactions during the quarter ended June 30, 2000 are summarized as follows:

                                                                                  2000
                                                                    -----------------------------------
                                                                                              Weighted
--------------------------------------------------------------------                          average
                                                                            Shares            exercise
Employee stock options                                                      Shares             price
--------------------------------------------------------------------   -----------------    ------------
     Outstanding at beginning of period.............................          2,308,411          $ 6.61
     Granted........................................................            782,246            9.29
     Exercised......................................................            (36,399)           1.56
     Forfeited......................................................            (57,832)          13.92
                                                                             ----------          ------
     Outstanding at end of period...................................          2,996,426          $ 7.23
                                                                             ==========          ======
     Options exercisable at end of period...........................          1,063,270
     Weighted average fair value of options granted during period...              $9.29



  The following table summarizes information about employee stock options outstanding at June 30, 2000:

                                                               Weighted average
                                          Number                  remaining
Range of Exercise Prices               Outstanding            contractual life
------------------------------    ------------------        --------------------
   $        1.20                     151,668                      8.05 years
   $        1.50                      51,835                      8.48 years
   $        3.53                   1,420,149                      9.13 years
   $        4.59                      66,667                      9.23 years
   $ 6.00-$10.00                     744,665                      9.90 years
   $10.01-$15.00                     424,860                      9.61 years
   $15.01-$20.00                      38,200                      9.75 years
   $20.01-$25.00                      90,299                      9.69 years
   $25.01-$28.00                       8,083                      9.62 years
                                   ---------              -------------------
                                   2,996,426                      9.48 years
                                   =========              ===================


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

                                   L90, INC.

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

     On May 24, 2000, DoubleClick filed a reissue application with the U.S. Patent & Trademark Office with respect to the patent at issue. On May 26, 2000, DoubleClick filed with the court a motion to stay the entire litigation pending the U.S. Patent and Trademark Office's review of DoubleClick's reissue application. On June 12, 2000, we filed with the court an opposition to DoubleClick's motion to stay the litigation. Our opposition asked the court to stay the litigation with respect to the issues related to infringement and the validity of the patent, but asked the court to proceed with respect to the issue related to our claim of DoubleClick's inequitable conduct. On July 21, 2000, the court stayed the litigation with respect to the issues related to infringement and the validity of the patent. The court has allowed us to proceed with respect to the issue related to our claim of DoubleClick's inequitable conduct. A trial date has been set for November 6, 2000.

     This litigation could result in significant expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy. In addition, some of our contracts with Web publishers require us to indemnify the Web publishers for losses they incur arising from any infringement by our ad serving technology of a third party's intellectual property rights. If DoubleClick is successful in its claims against us, we may be hindered from competing in the Internet advertising market and our operations could be severely harmed. The DoubleClick suit could result in limitations on how we implement our products and services, delays and costs associated with redesigning our products and services and payments of license fees and other monies. An injunction obtained by DoubleClick could eliminate our ability to deliver advertisements over the Internet. If DoubleClick is successful in its claims against us, we cannot assure you that we would be able to enter into a licensing agreement with DoubleClick on commercially reasonable terms, if at all. In that case, we would be required to alter our technology in a way that would not infringe the DoubleClick patent, and we cannot assure you that these alterations would be successful. Furthermore, other third parties, such as 24/7 Media, may have, or may in the future be granted, patents that cover our technology or other aspects of our business. We may be limited in our ability to use our technology or conduct our business without licenses from these third parties, which may not be available on commercially reasonable terms, if at all.


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

                                   L90, INC.

  On June 26, 2000, the Company entered into an agreement to lease additional office space through July 31, 2005. The minimum rental commitments required under these two operating leases are as follows:


Year                      Office Lease
-----------------------   ------------
2000...................     $  339,000
2001...................        463,000
2002...................        463,000
2003...................        317,000
2004...................        112,000
Thereafter.............         65,000
                            ----------
                            $1,759,000
                            ==========

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

8.  Subsequent Events

  On July 24, 2000, the Company completed the acquisition of webMillion.com, Inc., a leading direct marketing promotions company, for an aggregate of 2,000,000 shares of our common stock.

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

  Since inception, substantially all of our revenue has been derived from online advertising sales. We offer advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. We also offer direct marketing programs, which may be priced on a cost per action basis, such as cost for each new user registration. In January 1999, we began to charge our customers for the use of our adMonitor technology. For the six months ended June 30, 2000, online advertising sales accounted for 92.3% of our revenue, and fees generated by our adMonitor technology accounted for 7.7% of our revenue.

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

  The financial statements included elsewhere in this report include references to system revenue. We believe system revenue provides a consistent basis for reporting revenue from period to period, regardless of the change in contract type, as discussed above. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. We believe that period to period comparisons of operating results are not always meaningful and that the results for any period should not be relied upon as an indication of future performance. For the six months ended June 30, 2000, service fee-based contracts accounted for 96.7% of our revenue, and commission based contracts accounted for 3.3% of our revenue. For the six months ended June 30, 1999, service fee-based contracts accounted for 44.5% of our revenue, and commission-based contracts accounted for 55.5% of our revenue.

  Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts and Internet connectivity and bandwidth costs associated with ad serving. We expect cost of revenue to increase on an absolute dollar basis in future periods as our revenue increases and as more of the contracts with Web publishers are structured as service fee-based contracts.

Results of Operations

  Revenue.   Revenue increased 947% to $12.2 million for the three months ended
June 30, 2000 from $1.2 million for the three months ended June 30, 1999. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered. In addition, this increase was partly attributable to our adoption of service fee-based contracts and the initiation of our charging service fees to customers for the use of our adMonitor technology. On a year to date basis, revenue for the six months ended June 30, 2000 totaled $20.8 million, an increase of $18.9 million or 968% over the six months ended June 30, 1999.

  System Revenue.   System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Although system revenue is not recognized under generally accepted accounting principles, we believe that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another. System revenue increased 352% to $14.0 million for the three months ended June 30, 2000 from $3.1 million for the three months ended June 30, 1999. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered, as well as the initiation of our charging service fees to customers for the use of our adMonitor technology. On a year to date basis, system revenue for the six months ended June 30, 2000 totaled $24.4 million, an increase of $18.8 million or 334% over the six months ended June 30, 1999.

  Cost of Revenue.   Cost of revenue was $8.0 million for the three months ended
June 30, 2000 and $307,000 for the three months ended June 30, 1999. On a year to date basis, cost of revenue was $13.5 million for the six months ended June 30, 2000 and $309,000 for the six months ended June 30, 1999. During the six months ended June 30, 1999, essentially all revenue was derived from advertising sales commissions with limited costs of revenue.

  Sales and Marketing.    Sales and marketing expenses include salaries,
commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses increased to $3.5 million, or 28.6% of revenue, for the three months ended June 30, 2000, compared to $1.0 million or 85.9% of revenue, for the three months ended June 30, 1999. Sales and marketing expenses increased to $6.4 million, or 30.8% of revenue, for the six months ended June 30, 2000, compared to $1.8 million or 92.7% of revenue, for the six months ended June 30, 1999. This increase was primarily due to an increase in the number of sales and marketing personnel. Our sales and marketing organization has grown to 111 employees as of June 30, 2000 from 46 employees as of June 30, 1999. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel, expand into new markets and continue to promote our advertising solutions.

  Research and Development.   Research and development expenses consist
primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our adMonitor technology. To date, all research and development costs have been expensed as incurred. Research and development expenses increased to $3.2 million, or 26.3% of revenue, for the three months ended June 30, 2000, compared to $252,000, or 21.6% of revenue, for the three months ended June 30, 1999. Research and development expenses increased to $5.4 million, or 25.9% of revenue, for the six months ended June 30, 2000, compared to $392,000, or 20.1% of revenue, for the six months ended June 30, 1999. This increase was due primarily to the deployment and enhancement of our adMonitor technology. We expect research and development expenses to increase significantly on an absolute dollar basis in future periods.

  General and Administrative.   General and administrative expenses consist
primarily of compensation and professional service fees. General and administrative expenses increased to $3.4 million, or 28.1% of revenue, for the three months ended June 30, 2000, compared to $812,000, or 69.5% of revenue, for the three months ended June 30, 1999. General and administrative expenses increased to $7.5 million, or 35.8% of revenue, for the six months ended June 30, 2000, compared to $1.3 million, or 68.7% of revenue, for the six months ended June 30, 1999. This increase was primarily a result of increases in personnel expenses, professional service fees and facility expenses necessary to support our growth. We expect general and administrative expenses to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company.

  Interest Income, Net.   Net interest income primarily consists of interest
earned on cash balances, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Net interest income was $1.4 million for the three months ended June 30, 2000. Net interest expense was $16,000 for the three months ended June 30, 1999. On a year to date basis, net interest income for the six months ended June 30, 2000 was $2.4 million, compared to net interest expense of $5,000 for the six months ended June 30, 1999.

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

  Net cash used by operating activities was $7.3 million for the six months ended June 30, 2000, and $2.0 for the six months ended June 30, 1999. Cash used in operating activities for the six months ended June 30, 2000 resulted from a net loss of $9.5 million, as well as a $6.0 million increase in accounts receivable, partially offset by a $5.6 million increase in accounts payable and accrued expenses, a $150,000 decrease in prepaids and other current assets and a $717,000 increase in deferred revenue. Cash used in operating activities for the six months ended June 30, 1999 resulted from a net loss of $1.9 million and a $965,000 increase in accounts receivable and prepaids and other current assets, partially offset by a $776,000 increase in accounts payable and accrued expenses.

  Net cash used in investing activities was $11.8 million for the six months ended June 30, 2000, and $244,000 for the six months ended June 30, 1999. Cash used in investing activities was primarily related to purchases of property and equipment related to research and development.

  Net cash provided by financing activities was $106.0 million for the six months ended June 30, 2000 and $1.1 million for the six months ended June 30, 1999. Cash provided by financing activities for the six months ended June 30, 2000 resulted primarily from the proceeds from our IPO. Cash provided by financing activities for the six months ended June 30, 1999 resulted primarily from net borrowings under capital lease obligations and two senior promissory note agreements in the aggregate principal amount of $1,000,000.

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

Recent Developments

  On July 24, 2000, the Company completed the acquisition of webMillion.com, Inc., a leading direct marketing promotions company, for an aggregate of 2,000,000 shares of our common stock.

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

We have a history of losses and expect to incur substantial losses in the future

     We incurred net losses of approximately $9.5 million for the six months ended June 30, 2000 and $1.9 million for the six months ended June 30, 1999.
Our accumulated deficit from inception, as of June 30, 2000, was approximately $18.3 million. We expect to continue to incur substantial net losses for the foreseeable future due to a high level of planned operating expenditures. We are making these expenditures in anticipation of higher revenue, but we cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will return to profitability.

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

     On May 24, 2000, DoubleClick filed a reissue application with the U.S. Patent & Trademark Office with respect to the patent at issue. On May 26, 2000, DoubleClick filed with the court a motion to stay the entire litigation pending the U.S. Patent and Trademark Office's review of DoubleClick's reissue application. On June 12, 2000, we filed with the court an opposition to DoubleClick's motion to stay the litigation. Our opposition asked the court to stay the litigation with respect to the issues related to infringement and the validity of the patent, but asked the court to proceed with respect to the issue related to our claim of DoubleClick's inequitable conduct. On July 21, 2000, the court stayed the litigation with respect to the issues related to infringement and the validity of the patent. The court has allowed us to proceed with respect to the issue related to our claim of DoubleClick's inequitable conduct. A trial date has been set for November 6, 2000.

     This litigation could result in significant expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy. In addition, some of our contracts with Web publishers require us to indemnify the Web publishers for losses they incur arising from any infringement by our ad serving technology of a third party's intellectual property rights. If DoubleClick is successful in its claims against us, we may be hindered from competing in the Internet advertising market and our operations could be severely harmed. The DoubleClick suit could result in limitations on how we implement our products and services, delays and costs associated with redesigning our products and services and payments of license fees and other monies. An injunction obtained by DoubleClick could eliminate our ability to deliver advertisements over the Internet. If DoubleClick is successful in its claims against us, we cannot assure you that we would be able to enter into a licensing agreement with DoubleClick on commercially reasonable terms, if at all. In that case, we would be required to alter our technology in a way that would not infringe the DoubleClick patent, and we cannot assure you that these alterations would be successful. Furthermore, other third parties, such as 24/7 Media, may have, or may in the future be granted, patents that cover our technology or other aspects of our business. We may be limited in our ability to use our technology or conduct our business without licenses from these third parties, which may not be available on commercially reasonable terms, if at all.

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

 Government regulation may affect our ability to gather, generate or use information for profiles and may hinder our ability to conduct business

     The legal and regulatory environment governing the Internet and the use of information about Web users is uncertain and may change. A number of lawsuits have recently been filed against certain Internet companies related to online privacy. In addition, the Federal Trade Commission has begun investigations of, and several attorneys general have instituted legal proceedings against, certain Internet companies related to online privacy. Web sites typically place small files of information, commonly known as cookies, on a Web user's hard drive, generally without the user's knowledge or consent. Although it is possible to modify a Web user's Internet browser software to prevent the placement of cookies, few users currently choose to do so. Our adMonitor tracking technology is able to use cookies to collect data about a Web user's movement through the Internet. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies and restricting the collection of data through the use of cookies. United States legislators in the past have introduced a number of bills aimed at regulating the collection and use of data from Internet users and additional similar bills are being considered during the current congressional session. The European Union has recently adopted a directive addressing data privacy that may result in limitations on the collection and the use of specific personal information regarding Internet users. In addition, Germany and other European Union member countries have imposed their own laws protecting data that can become personally identifiable through subsequent processing. Other countries have enacted, or are considering, limitations on the use of personal data as well. The effectiveness of our technology could be impaired by any limitation in the use of cookies or the collection of data from Internet users, and consequently, our business and results of operations could be harmed.

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

     . adoption of new accounting standards affecting our industry; and

     . general market conditions.

     If we do not effectively manage our growth and expansion, our ability to provide services could suffer.

     Our success depends in part on our ability to manage our growth and expansion. We have grown to 169 full-time and three part-time employees as of June 30, 2000 from 66 full-time and three part-time employees as of June 30, 1999. We plan to continue to expand our sales, marketing, technology and administrative organizations. This anticipated future expansion may place a significant strain on our managerial, operational and financial resources. In addition, we will need to continue to improve our financial and managerial controls, enhance our reporting systems and procedures and expand, train and manage our work force.

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

A small number of Web publishers accounts for a substantial percentage of our advertising revenue and our failure to develop and sustain long-term relationships with Web publishers, or the reduction in traffic of a current Web publisher in our network, could limit our ability to generate revenue

     For the quarter ended June 30, 2000, our top five Web publishers accounted for approximately 46.6% of our revenue, and our top three Web publishers accounted for approximately 39.2% of our revenue. One website accounted for 30.4% of our revenue for the quarter ended June 30, 2000. Our contracts with Web publishers, including these top Web publishers, are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers. For example, Four11, Inc. terminated its contract with us following its acquisition by Yahoo! Furthermore, we cannot assure you that we would be able to replace a departed or acquired Web publisher with another Web publisher with comparable traffic patterns and demographics, if at all. Therefore, our failure to develop and sustain long-term relationships with Web publishers or the reduction in traffic of a current Web publisher in our network could limit our ability to generate advertising revenue.

A limited number of advertisers accounts for a significant percentage of our revenue and a loss of one or more of these advertisers could cause our results of operations to suffer

     For the quarter ended June 30, 2000, revenue from our five largest advertisers accounted for 23.2% of our revenue. No single advertiser accounted for more than 10% of our revenue for the quarter ended June 30, 2000. Advertisers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top advertisers or our other advertisers will continue their relationships with us. The loss of one or more of the advertisers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from advertisers. Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could cause our financial condition to suffer. For the quarter ended June 30, 2000, our bad debt expense related to uncollected advertising fees was $989,908.

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

Our failure to successfully acquire and integrate new technologies and businesses could cause our results of operations to suffer

     We focus on creating sponsorship-oriented advertising campaigns that take full advantage of the unique capabilities of the Internet. The Internet is a quickly changing environment, requiring companies to constantly improve their technology and develop or acquire new technology. We intend to acquire and make investments in complementary businesses, products, services or technologies. On July 24, 2000, we completed the acquisition of webMillion.com, Inc. We cannot assure you that we will be able to identify other acquisition or investment candidates. Even if we do identify other candidates, we cannot assure you that we will be able to make any potential acquisition or investment on commercially acceptable terms. Moreover, we may have difficulty integrating any acquired businesses, products, services or technologies into our operations. These difficulties could disrupt our business, distract our management and employees and increase our expenses. In addition, we may incur debt or issue equity securities to fund any future acquisitions. The issuance of equity securities could be dilutive to existing stockholders. In the webMillion.com acquisition, we issued an aggregate of 2,000,000 shares of common stock.

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

Any failure by us to protect our intellectual property could harm our business and competitive position

     We generally protect our intellectual property through a combination of patent, trademark, trade secret and copyright laws, confidentiality agreements with our employees and third parties, and license agreements with consultants, vendors and clients. We have filed a patent application for our adMonitor technology in the United States. We have also filed applications for several trademarks internationally and in the United States. We cannot assure you that any of our patent or trademark applications will be approved. Even if these applications are approved, the patents or trademarks may be successfully challenged by others or invalidated. In addition, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We may not have adequate remedies for any breach of confidentiality agreements, and our trade secrets may otherwise become known or independently developed by competitors.

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

A substantial number of shares that will be eligible for sale in the near future may cause the market price of our common stock to decline

     A substantial number of shares of our common stock are subject to 180 day lock-up agreements that expired on July 26, 2000. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock.

Our executive officers and directors exercise significant control over our company, including the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval

     Our executive officers and directors, in the aggregate, beneficially own or control a substantial number of the outstanding shares of our common stock as of June 30, 2000. Our officers, directors and their affiliates will have the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including merger and other changes of corporate control, going private transactions and other extraordinary transactions and terms thereof.

Our planned international expansion may be affected by factors beyond our control

     We are currently evaluating the initiation of operations in selected international markets. This potential expansion could occur through internal growth, acquisition, or both. In June 2000, we established a branch office in London. Expansion into international markets will require substantial resources and attention from management. We have no experience in international operations and may not be able to compete effectively in international markets. We may face numerous risks inherent in conducting business internationally, such as:

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

Interest Rate Risk

   The primary objective of our investment activities is to preserve the principal while at the same time achieving an attractive return. To achieve this objective, we maintain a portfolio of investment grade cash equivalents and short-term investments. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. The potential change noted above is based on sensitivity analysis we performed as of June 30, 2000.

   We did not hold derivative financial instruments as of June 30, 2000, and have never held these instruments in the past.

Foreign Currency

   Essentially all of our sales and expenses are denominated in U.S. dollars and as a result we have experienced virtually no foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies during 2000, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

PART II

ITEM 1.   LEGAL PROCEEDINGS

     On November 12, 1999, DoubleClick filed a lawsuit against us in the United States District Court for the Eastern District of Virginia. The lawsuit was moved to the United States District Court for the Southern District of New York in March 2000. On May 24, 2000, DoubleClick filed a reissue application with the U.S. Patent & Trademark Office with respect to the patent at issue. On May 26, 2000, DoubleClick filed with the court a motion to stay the entire litigation pending the U.S. Patent and Trademark Office's review of DoubleClick's reissue application. On June 12, 2000, we filed with the court an opposition to DoubleClick's motion to stay the litigation. Our opposition asked the court to stay the litigation with respect to the issues related to infringement and the validity of the patent, but asked the court to proceed with respect to the issue related to our claim of DoubleClick's inequitable conduct. On July 21, 2000, the court stayed the litigation with respect to the issues related to infringement and the validity of the patent. The court has allowed us to proceed with respect to the issue related to our claim of DoubleClick's inequitable conduct. A trial date has been set for November 6, 2000. For a description of the lawsuit, please see PART I, ITEM 3 (LEGAL PROCEEDINGS), in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission.

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

  On July 24, 2000, the Registrant issued an aggregate of 2,000,000 shares of common stock to the former stockholders and warrant holders of webMillion.com, Inc. These shares were issued in exchange for all of the outstanding capital stock and warrants of webMillion.com, Inc. The shares of common stock were issued and sold in reliance upon the exemption provided for by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

  During the period covered by this Q2, we issued and sold 365,967 shares of our common stock to employees, consultants, officers and directors upon the exercise of options for an aggregate consideration of $231,338. All shares of our common stock issued upon exercise of these options were issued and sold in reliance upon the exemption provided for under Rule 701 promulgated under the Securities Act of 1933, as amended.

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

     10.1 Agreement and Plan of Merger dated July 7, 2000 by and among L90, Inc., WM Acquisition Corp., Inc., webMillion.com, Inc., Anthony Hauser and Kenneth Adcock, previously filed on July 28, 2000 with the Commission as an Exhibit to L90's Current Report on Form 8-K, which is incorporated herein by reference.

     27.1   Financial Data Schedule.

  b. Reports on Form 8-K

  We filed a current report on Form 8-K, dated July 24, 2000, Item 2, on
July 28, 2000, announcing the completion of our acquisition of webMillion.com, Inc. Copies of the Agreement and Plan of Merger and the press release relating to the acquisition are appended as exhibits to the Report.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            L90, INC.


Dated: August 12, 2000      By: /s/ John C. Bohan
                               ----------------------------------
                            Name:   John C. Bohan
                            Title:  President & Chief Executive Officer



Dated: August 12, 2000      By:/s/  Thomas A. Sebastian
                               -----------------------------------
                            Name:   Thomas A. Sebastian
                            Title:  Chief Financial Officer, Senior Vice
                                    President and Assistant Secretary

                                 EXHIBITS INDEX



 Exhibit No.     Exhibit
--------------   -------

10.1             Agreement and Plan of Merger dated July 7, 2000 by and among
                 L90, Inc., WM Acquisition Corp., Inc., webMillion.com, Inc.,
                 Anthony Hauser and Kenneth Adcock, previously filed on July 28,
                 2000 with the Commission as an Exhibit to L90's Current Report on Form 8-K, which is incorporated herein by reference.

27.1             Financial Data Schedule.
