Form 10-Q
period 2000-09-30
L90 INC
filed 2000-11-14
CIK 1095158

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                   _________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


                       Commission File Number: 000-28893

                                   L90, Inc.
            (Exact name of registrant as specified in its charter)

                                   _________

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     As of November 1, 2000, L90, Inc. had 23,710,986 shares of its common stock, $.001 par value per share, outstanding.

================================================================================

                                   L90, INC.

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
Part I

        Item 1.  Financial Statements

                 Balance Sheets...............................................................    3
                 Statements of Operations.....................................................    4
                 Statements of Cash Flows.....................................................    5
                 Statements of Stockholders' Equity...........................................    6
                 Notes to Financial Statements................................................    7
        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................................   15
        Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................   28

Part II

        Item 1.  Legal Proceedings............................................................   28
        Item 2.  Changes in Securities and Use of Proceeds....................................   29
        Item 6.  Exhibits and Reports on Form 8-K.............................................   30

Signatures....................................................................................   31

Exhibit Index.................................................................................   32

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                                   L90, INC.
                                BALANCE SHEETS


                                                                                               September 30,    December 31,
                                                                                                    2000           1999
                                                                                               -------------    ------------
                                                                                                 (unaudited)
                                              ASSETS
                                              ------
Current Assets:
     Cash and cash equivalents...............................................................  $  89,490,842    $  6,895,938
     Accounts receivable, net of allowances of $1,918,643 and $668,010 at September 30,
      2000 and December 31,1999, respectively................................................     11,595,603       4,128,069
     Prepaid expenses and other assets.......................................................        956,083       1,341,950
                                                                                               -------------    ------------
               Total current assets..........................................................    102,042,528      12,365,957
                                                                                               -------------    ------------
     Restricted cash.........................................................................      1,868,632       1,268,632
     Goodwill, net of accumulated amortization of $166,552 at September 30, 2000.............     19,819,676              --
     Property and equipment:
        Equipment............................................................................     15,151,077       2,695,847
        Furniture and fixtures...............................................................        172,521          70,006
        Leasehold improvements...............................................................         41,606          32,421
                                                                                               -------------    ------------
                                                                                                  15,365,204       2,798,274
        Less--Accumulated depreciation and amortization......................................     (3,061,370)       (296,808)
                                                                                               -------------    ------------
     Property and equipment, net.............................................................     12,303,834       2,501,466
                                                                                               -------------    ------------
               Total assets..................................................................  $ 136,034,670    $ 16,136,055
                                                                                               =============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Current Liabilities:
     Accounts payable........................................................................  $  10,691,870    $  4,693,881
     Accrued expenses........................................................................      3,870,849       1,686,274
     Current portion of note payable.........................................................        361,556         414,222
     Current portion of long-term capital lease obligations..................................        423,085         256,928
     Deferred revenues.......................................................................        595,390              --
     Accrued dividends.......................................................................             --         401,139
                                                                                               -------------    ------------
               Total current liabilities.....................................................     15,942,750       7,452,444
     Note payable, net of current portion....................................................        650,128         928,702
     Long-term capital lease obligations, net of current portion.............................        344,903         442,710
                                                                                               -------------    ------------
               Total liabilities.............................................................     16,937,781       8,823,856
                                                                                               -------------    ------------
Stockholders' Equity:
     Preferred stock, $0.001 par value, 6,998,000 shares authorized:
       Series A preferred stock, $0.001 par value, 2,000 shares authorized, issued
        and outstanding, including paid-in-capital of 2,077,501 at December 31, 1999.........             --       2,077,503

       Series B preferred stock, $0.001 par value, 5,000,000 shares authorized,
         4,107,044 shares issued and outstanding, including paid-in-capital of
         9,348,823 at December 31, 1999......................................................             --       9,352,930
        Series C preferred stock, $0.001 par value, 3,000,000 shares authorized,
         1,307,190 shares issued and outstanding, including paid-in-capital of
         4,574,279 at December 31, 1999......................................................             --       4,575,586
     Common stock, $0.001 par value, 53,333,333 shares authorized, 23,471,522 and
         6,693,333 shares issued and outstanding at September 30, 2000 and
         December 31, 1999, respectively.....................................................         24,060           6,693
     Additional paid-in capital..............................................................    142,793,727         181,901
     Notes receivable for common stock.......................................................        (24,749)        (43,750)
     Retained earnings (deficit).............................................................    (23,696,149)     (8,838,664)
                                                                                               -------------    ------------
               Total stockholders' equity....................................................    119,096,889       7,312,199
                                                                                               -------------    ------------
               Total liabilities and stockholders' equity....................................  $ 136,034,670    $ 16,136,055
                                                                                               =============    ============

   The accompanying notes are an integral part of these condensed financial statements.

                                   L90, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Three months ended               Nine months ended
                                                                          September 30,                     September 30,
                                                                  ----------------------------     ----------------------------
                                                                      2000            1999              2000           1999
                                                                  ------------    ------------     -------------   ------------
Revenue
     Service fee-based revenue...............................     $ 14,394,581    $  1,919,411     $  34,520,418   $  2,474,727
     Commission-based revenue................................          287,994         132,503           970,275      1,498,580
                                                                  ------------    ------------     -------------   ------------
          Total revenue......................................       14,682,575       2,051,914        35,490,693      3,973,307
                                                                  ------------    ------------     -------------   ------------

Operating expenses:
     Cost of service fee and other revenue...................        8,973,856       1,026,553        22,453,444      1,335,504

     Sales and marketing.....................................        4,592,783       1,182,096        10,994,669      2,988,069
     Research and development................................        3,387,228       1,012,983         8,782,306      1,404,641
     General and administrative..............................        4,515,341       1,368,023        11,965,636      2,707,578
                                                                  ------------    ------------     -------------   ------------
          Total operating expenses...........................       21,469,208       4,589,655        54,196,055      8,435,792
                                                                  ------------    ------------     -------------   ------------
Operating loss...............................................       (6,786,633)     (2,537,741)      (18,705,362)    (4,462,485)
Interest income (expense), net...............................        1,433,435         (46,330)        3,850,288        (51,139)
                                                                  ------------    ------------     -------------   ------------
Loss before provision for income taxes.......................       (5,353,198)     (2,584,071)      (14,855,074)    (4,513,624)
Provision for income taxes...................................               --              --                --             --
                                                                  ------------    ------------     -------------   ------------
Net loss.....................................................     $ (5,353,198)   $ (2,584,071)    $ (14,855,074)  $ (4,513,624)
                                                                  ============    ============     =============   ============
Cumulative dividends on participating preferred stock........               --              --            (2,411)    (1,244,273)
                                                                  ------------    ------------     -------------   ------------

Net loss attributable to common stockholders.................     $ (5,353,198)   $ (2,584,071)    $ (14,857,485)  $ (5,757,897)
                                                                  ============    ============     =============   ============

Net loss per share:
     Basic/Diluted...........................................     $      (0.23)   $      (0.39)    $       (0.67)  $      (0.86)
                                                                  ============    ============     =============   ============
Weighted average number of common shares outstanding:
     Basic/Diluted...........................................       23,471,522       6,666,667        22,014,303      6,667,434
                                                                  ============    ============     =============   ============

System Revenue (Note 2b).....................................       16,171,367       3,601,784        40,582,261      9,231,591
                                                                  ============    ============     =============   ============

   The accompanying notes are an integral part of these condensed financial statements.

                                    L90, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                     2000             1999
                                                                                 -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................    $ (14,855,074)   $ (4,513,624)
Adjustments to reconcile net loss to cash used in operating activities--
     Depreciation and amortization...........................................        2,931,114         169,028
     Non-cash charge for warrants issued.....................................          208,500              --
     Changes in assets and liabilities:
          Increase in accounts receivable....................................       (7,160,739)     (1,256,263)
          Decrease (increase) in prepaid expenses and other assets...........          409,889        (575,990)
          Increase in accounts payable.......................................        5,244,684       1,955,228
          Increase in accrued expenses.......................................        2,295,656       1,062,594
          Increase (decrease) in deferred revenues...........................          595,390         (53,417)
                                                                                 -------------    ------------
               Net cash used in operating activities.........................      (10,330,582)     (3,212,444)
                                                                                 -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment...........................................      (12,434,870)       (530,139)
Acquisition costs for webMillion, net of cash acquired.......................         (195,797)             --
                                                                                 -------------    ------------
               Net cash used in investing activities.........................      (12,630,667)       (530,139)
                                                                                 -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under capital lease obligations..................         (376,381)        178,460
Restricted cash..............................................................         (600,000)             --
Proceeds from initial public offering, net of issuance costs.................      102,587,595              --
Repayment of notes receivable for common stock...............................          120,334              --
Exercise of warrants.........................................................        3,843,793              --
Distribution of dividends....................................................         (401,140)             --
Series B preferred stock, net................................................               --       8,957,694
Series C preferred stock, net................................................               --       3,956,408
Exercise of common stock options.............................................          381,952          94,000
                                                                                 -------------    ------------
               Net cash provided by financing activities.....................      105,556,153      13,186,562
                                                                                 -------------    ------------
Net increase in cash.........................................................       82,594,904       9,443,979
Cash and cash equivalents, beginning of period...............................        6,895,938       2,111,852
                                                                                 -------------    ------------
               Cash and cash equivalents, end of period......................    $  89,490,843    $ 11,555,831
                                                                                 =============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest................................................................    $      65,074    $     42,670
                                                                                 =============    ============
     Income taxes............................................................    $          --    $         --
                                                                                 =============    ============
Acquisition of webMillion
     Fair value of assets acquired...........................................    $     462,877    $         --
     Liabilities assumed.....................................................    $    (753,307)   $         --
     Goodwill................................................................    $  19,769,752    $         --
     Less common stock issued for acquisition................................    $ (19,500,001)   $         --
     Net cash acquired from webMillion.......................................    $      20,679    $         --
     Acquisition costs for webMillion........................................    $    (216,476)   $         --
                                                                                 -------------    ------------
     Acquisition costs for webMillion, net of cash acquired..................    $    (195,797)   $         --
                                                                                 =============    ============

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
     Notes receivable for common stock.......................................    $     (24,749)   $         --
                                                                                 =============    ============
     Accrued dividends.......................................................    $       2,411    $    152,356
                                                                                 =============    ============
     Cashless exercise of warrants...........................................    $       1,038    $         --
                                                                                 =============    ============

   The accompanying notes are an integral part of these condensed financial statements.

                                   L90, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                               Notes
                                                                                            Receivable
                                                                               Additional       for      Retained
                                            Preferred     Capital    Common      Paid-in      Common     Earnings
                                               Stock      Account     Stock      Capital       Stock     (Deficit)        Total
                                           ----------------------------------------------------------------------------------------
BALANCE at January 5, 1997 ..............  $        --    $13,068   $    --   $        --   $     --    $    177,458   $    190,526
Withdrawal of capital ...................           --     (5,000)       --            --         --             --          (5,000)
Net income ..............................           --        --         --            --         --         309,784        309,784
                                           ------------   -------   --------  ------------  ---------   ------------   ------------
BALANCE at December 31, 1997 ............           --      8,068        --            --         --         487,242        495,310
Net loss ................................           --        --         --            --         --        (289,569)      (289,569)
Issuance of Series A preferred stock ....     2,000,000       --         --            --         --             --       2,000,000
Issuance of common stock ................           --        --         --         43,750    (43,750)           --             --
Distributions to shareholders ...........           --        --         --            --         --         (50,000)       (50,000)
Conversion to C-corporation .............           --     (8,068)     6,667         6,401        --          (5,000)           --
Accrual of cumulative dividends on
  participating preferred stock .........           --        --         --            --         --         (23,233)       (23,233)
                                           ------------   -------   --------  ------------  ---------   ------------   ------------
BALANCE at December 31, 1998 ............     2,000,000       --       6,667        50,151    (43,750)       119,440      2,132,508
Net loss ................................           --        --         --            --         --      (7,488,281)    (7,488,281)
Issuance of Series B preferred stock, net
  of costs of $706,471 ..................     8,957,694       --         --            --         --             --       8,957,694
Issuance of Series C preferred stock, net
  of costs of $45,505 ...................     3,956,408       --         --            --         --             --       3,956,408
Issuance of common stock for options ....           --        --          26        93,974        --             --          94,000
Issuance of debt related warrants .......           --        --         --         37,776        --             --          37,776
Issuance of preferred stock warrants ....     1,091,917       --         --            --         --      (1,091,917)           --
Accrual of cumulative dividends on
  participating preferred stock .........           --        --         --            --         --        (377,906)      (377,906)
                                           ------------   -------   --------  ------------  ---------   ------------   ------------
BALANCE at December 31, 1999 ............  $ 16,006,019   $   --    $  6,693  $    181,901  $ (43,750)  $ (8,838,664)  $  7,312,199
Net loss ................................           --        --         --            --         --     (14,855,074)   (14,855,074)
Conversion of preferred stock into
  common stock ..........................   (16,006,019)      --       5,276    16,000,743        --             --             --
Issuance of common upon IPO, net of
  costs of $9,537,405 ...................           --        --       7,475   102,580,120        --             --     102,587,595
Notes receivable for exercise of
  options................................           --        --         267       101,066   (101,333)           --             --
Repayment of notes receivable for
  common stock ..........................           --        --         --            --     120,334            --         120,334
Issuance of common stock for options ....           --        --         198       381,754        --             --         381,952
Issuance of common stock for purchase of
    webMillion...........................           --        --       2,000    19,498,001        --             --      19,500,001
Exercise of warrants ....................           --        --       1,113     3,842,680        --             --       3,843,793
Issuance of warrant .....................           --        --         --        208,500        --             --         208,500
Cashless exercise of warrants ...........           --        --       1,038        (1,038)       --             --             --
Accrual of cumulative dividends on
  participating preferred stock .........           --        --         --            --         --          (2,411)        (2,411)
                                           ------------   -------   --------  ------------  ---------   ------------   ------------

BALANCE at September 30, 2000 ...........  $        --    $   --    $ 24,060  $142,793,727  $ (24,749)  $(23,696,149)  $119,096,889
                                           ============   =======   ========  ============  =========   ============   ============

        The accompanying notes are an integral part of these condensed financial statements.

                                   L90, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Description of the Business

     L90, Inc. (the "Company") is an Internet-based provider of online advertising and direct marketing solutions for advertisers and Web publishers. The Company provides fully-outsourced ad sales, as well as ad serving, tracking technology and direct marketing promotions. The Company develops targeted advertising campaigns that leverage the capabilities of the Internet. The Company's adMonitor technology platform provides Web publishers, advertisers and ad agencies with the ability to target, deliver, measure and analyze their marketing campaigns.

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

2.  Summary of Significant Accounting Policies

     a. Interim Results

     The unaudited condensed financial statements for the nine month periods ended September 30, 2000 and 1999 have been prepared by us and are unaudited. In our opinion, the unaudited consolidated condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000 and the results of our operations and our cash flows for the nine month periods ended September 30, 2000 and 1999. The financial data and other information disclosed in these notes to the condensed financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our annual report on Form 10-K.

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

                                   L90, INC.

     System revenue represents the full value of gross billings for ads sold under either commission-based or service fee-based contracts and is not affected by the mix of such contracts. Revenue of the Company was derived from system revenue of $3,601,784 and $16,171,367, for the quarters ended September 30, 1999 and 2000, respectively.

     c. Current Vulnerability Due to Certain Concentrations

     The Company sells advertising space to its customers. For the quarter ended September 30, 1999, there were no advertising customers that comprised greater than 10 percent of revenue. For the quarter ended September 30, 2000, the largest advertising customer accounted for 10.3 percent of revenue. No other advertiser accounted for 10 percent or more of the advertising space sold to generate revenue. The loss of the largest advertiser could have an adverse effect on the Company's operations.

     The Company purchases advertising space from its Web site partners. For the quarter ended September 30, 1999, no Web site partner comprised greater than 10 percent of revenue. For the quarter ended September 30, 2000, the largest Web site partner accounted for 14.3 percent of revenue. No other Web site partner accounted for 10 percent or more of the advertising space sold to generate revenue. The loss of the largest Web site partner could have an adverse effect on the Company's operations.

     d. Cash and Cash Equivalents

     For purposes of the balance sheets and statements of cash flows, cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less.

     The Company maintained its cash balances in three financial institutions during 1999 and 2000. The cash balances in each financial institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999 and September 30, 2000, the Company's uninsured cash balances totaled $7,964,570 and $91,259,474, respectively.

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

                                   L90, INC.

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

     l. Stock-Based Compensation

     GAAP permits companies to use either of two alternative accounting methods to recognize employee stock-based compensation. Under the first accounting method, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. The Company follows this accounting method, which it believes better reflects the motivation for its issuance of stock options, namely, that they are incentives for future performance rather than compensation for past performance. Under the second accounting method, issuers record compensation expense over the period they are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense recognized over this term is the "fair value" of the options at the time of the grant as determined by an option pricing model. The option pricing model attributes fair value to the options based upon the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the officer or director exercised the options.

                                   L90, INC.

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

     o. Principles of Consolidation

     The Company's consolidated financials as of September 30, 2000 and December 31, 1999 and for the three and nine month periods ended September 30, 2000 and 1999 include the accounts of the Company and its subsidiary from its respective date of acquisition (see note 3). All significant intercompany transactions and balances have been eliminated in consolidation.

3.   Acquisitions

     On July 24, 2000, the Company acquired webMillion.com, Inc., a leading direct marketing promotions company. Pursuant to the Merger Agreement, the Company issued 1,901,381 shares of its Common Stock, $0.001 par value, to all the shareholders of webMillion. Holders of warrants of webMillion received, in the aggregate, the right to purchase from the Company 98,619 shares of Common Stock at a price per share of $1.9792. A total of 361,063 of the Merger Shares are being held in a three year escrow as security for the indemnification obligations of webMillion's former shareholders pursuant to the Merger Agreement.

     The fair value purchase price in excess of the value of identified assets and liabilities assumed has been allocated to goodwill in the amount of $19.8 million. Goodwill is being amortized over its expected benefit, which is 20 years. The transaction was structured as a reverse triangular merger and has been accounted for through the purchase method of accounting. As a result of the tax-free purchase, webMillion now is a wholly-owned subsidiary of the Company.

     The following unaudited pro forma consolidated amounts give effect to the above acquisition accounted for by the purchase method of accounting as if they had occurred at the beginning of the respective period by consolidating the results of operations of the acquired entity for the three and nine month periods ended September 30, 2000 and 1999.

                                   L90, INC.

     The unaudited pro forma consolidated condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the merger occurred at the beginning of the periods presented, nor is it necessarily indicative of future financial position or results of operations. These unaudited pro forma consolidated condensed financial statements are based upon the respective historical financial statements of L90 and webMillion.com and notes thereto. These unaudited pro forma consolidated condensed financial statements do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the consolidated company.

                                                             Three months ended             Nine months ended
                                                                September 30,                 September 30,
                                                        ---------------------------    ---------------------------
                                                            2000           1999            2000           1999
                                                        ------------    -----------    ------------   ------------
Total revenue........................................   $ 14,870,211    $ 1,172,323    $ 36,446,764   $  3,977,555
                                                        ============    ===========    ============   ============

Net loss.............................................   $ (4,955,670)   $(1,227,538)   $(16,062,756)  $ (5,764,507)
                                                        ============    ===========    ============   ============

Net loss per share:
   Basic/Diluted.....................................   $      (0.19)   $     (0.14)   $      (0.67)  $      (0.67)
                                                        ============    ===========    ============   ============

Weighted average number of common shares
outstanding:
   Basic/Diluted.....................................     25,471,522      8,568,048      24,014,303      8,568,815
                                                        ============    ===========    ============   ============

4.   Equity

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

5.   Debt

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

                                   L90, INC.

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

6.   Stock Options and Warrants

     a. Stock Options

     Employee transactions during the quarter ended September 30, 2000 are summarized as follows:

                                                                                                  Weighted
                                                                                                   average
                          Employee stock options                                  Shares        exercise price
                          ----------------------                                  ------        --------------
          Outstanding at beginning of period.............................        2,996,426        $  7.23
          Granted........................................................          130,863           7.80
          Exercised......................................................          (62,976)          3.10
          Forfeited......................................................          (24,512)          5.57
                                                                               -----------        -------
          Outstanding at end of period...................................        3,039,801        $  7.35
                                                                               ===========        =======
          Options exercisable at end of period...........................          787,614
          Weighted average fair value of options granted during period...      $      7.80

     The following table summarizes information about employee stock options outstanding at September 30, 2000:

                                                      Weighted average
                                          Number         remaining
        Range of Exercise Prices       Outstanding    contractual life
        ------------------------       -----------    ----------------
          $1.20-$1.50.........            184,608        7.90 years
          $3.53-$4.59.........          1,422,889        8.90 years
          $6.00-$8.75.........            200,880        9.70 years
          $9.13-$13.06........            685,981        9.70 years
          $14.44-$21.06.......            461,561        9.30 years
          $22.38-$27.88.......             83,882        9.50 years
                                        ---------        ----------
                                        3,039,801        9.10 years
                                        =========        ==========


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

     The Company faces the risk that other parties' intellectual property positions will impair our ability to deliver advertisements over the Internet. On November 12, 1999, DoubleClick filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Virginia. The lawsuit was moved to the United States District Court for the Southern District of New York in March 2000. The suit alleges that the Company is infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick related to methods and networks for delivering, targeting and measuring advertising over the Internet. DoubleClick had sought treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs.

     On November 3, 2000, L90 and DoubleClick entered into an agreement pursuant to which the parties would enter into definitive documents to settle the patent litigation, including L90's related counterclaims. Under the definitive documents, the parties would dismiss the lawsuit with prejudice and grant each other certain rights in certain of their respective patents. No other terms of the proposed settlement were disclosed. The Company believes that the settlement will not have a material adverse effect on its business or operations.

     On September 7, 2000, JobsOnline filed a breach of contract lawsuit against the Company in the Circuit Court of Cook County, Illinois. The suit alleges breach of contract by the Company with respect to an Internet Advertising Agreement between the two parties. JobsOnline is seeking declaratory and injunctive relief and damages in an amount to be proven at trial. The Company believes this lawsuit is without merit and intends to vigorously defend itself against these claims.

                                   L90, INC.

     b. Office Lease

     The Company currently leases office space in the following locations: Santa Monica, CA, New York, NY and Detroit, MI. In addition, the Company has entered into the following lease agreements during the nine months ended September 30, 2000:

     On January 17, 2000, the Company entered into an agreement to lease additional office space in Chicago, IL through January 16, 2005.

     On February 28, 2000, the Company entered into an agreement to lease additional office space in New York, NY through July 30, 2003. In connection with this agreement, the Company was required to obtain a standby letter of credit in the amount of $600,000. This letter of credit expires on July 31, 2001 and is automatically extended for an additional period of one year through July 31, 2002. The Company has pledged $600,000 under this letter of credit.

     On May 1, 2000, the Company entered into an agreement to lease additional office space in San Francisco, CA through July 31, 2003.

     On June 26, 2000, the Company entered into an agreement to lease additional office space in Greenwich, CT through July 31, 2005.

     On July 24, 2000, in conjunction with its acquisition of webMillion.com, Inc., the Company assumed the lease liability for office space in Boise, ID through March 31, 2001.

     On September 26, 2000, the Company entered into an agreement to lease additional office space in Seattle, WA through September 30, 2003.

     On October 27, 2000, the Company entered into an agreement to lease additional office space for its corporate headquarters in Marina Del Rey, CA through December 31, 2005. In connection with this agreement, the Company was required to obtain a standby letter of credit in the amount of $750,000. This letter of credit expires on January 31, 2002 and is automatically extended for an additional period of one year through January 31, 2006. The Company has pledged $750,000 under this letter of credit.

     The minimum rental commitments required under these operating leases are as follows:

             Year                                Office Lease
             ----                                ------------
             2000.............................    $   211,000
             2001.............................      1,757,000
             2002.............................      1,775,000
             2003.............................      1,643,000
             2004.............................      1,258,000
             Thereafter.......................        421,000
                                                  -----------
                                                  $ 7,065,000
                                                  ===========

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

     Since inception, substantially all of our revenue has been derived from online advertising sales. We offer advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. We also offer direct marketing programs, which may be priced on a cost per action basis, such as cost for each new user registration. In January 1999, we began to charge our customers for the use of our adMonitor technology. For the nine months ended September 30, 2000, online advertising sales accounted for 93.3% of our revenue, and fees generated by our adMonitor technology accounted for 6.7% of our revenue.

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

     The financial statements included elsewhere in this report include references to system revenue. We believe system revenue provides a consistent basis for reporting revenue from period to period, regardless of the change in contract type, as discussed above. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. We believe that period to period comparisons of operating results are not always meaningful and that the results for any period should not be relied upon as an indication of future performance. For the nine months ended September 30, 2000, service fee-based contracts accounted for 97.3% of our revenue, and commission based contracts accounted for 2.7% of our revenue. For the nine months ended September 30, 1999, service fee-based contracts accounted for 62.3% of our revenue, and commission-based contracts accounted for 37.7% of our revenue.

     Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts and Internet connectivity and bandwidth costs associated with ad serving. We expect cost of revenue to increase on an absolute dollar basis in future periods as our revenue increases and as more of the contracts with Web publishers are structured as service fee-based contracts.

Results of Operations

     Revenue. Revenue increased 615.6% to $14.7 million for the three months ended September 30, 2000 from $2.0 million for the three months ended September 30, 1999. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered. In addition, this increase was partly attributable to our adoption of service fee-based contracts and the initiation of our charging service fees to customers for the use of our adMonitor technology. On a year to date basis, revenue for the nine months ended September 30, 2000 totaled $35.5 million, an increase of $31.5 million or 793.2% over the nine months ended September 30, 1999.

     System Revenue. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Although system revenue is not recognized under generally accepted accounting principles, we believe that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another. System revenue increased 349.0% to $16.2 million for the three months ended September 30, 2000 from $3.6 million for the three months ended September 30, 1999. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered, as well as the initiation of our charging service fees to customers for the use of our adMonitor technology. On a year to date basis, system revenue for the nine months ended September 30, 2000 totaled $40.6 million, an increase of $31.4 million or 339.6% over the nine months ended September 30, 1999.

     Cost of Revenue. Cost of revenue was $9.0 million for the three months ended September 30, 2000 and $1.0 million for the three months ended September 30, 1999. On a year to date basis, cost of revenue was $22.5 million for the nine months ended September 30, 2000 and $1.3 million for the nine months ended September 30, 1999.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses increased to $4.6 million, or 31.3% of revenue, for the three months ended September 30, 2000, compared to $1.2 million or 57.6% of revenue, for the three months ended September 30, 1999. Sales and marketing expenses increased to $11.0 million, or 31.0% of revenue, for the nine months ended September 30, 2000, compared to $3.0 million or 75.2% of revenue, for the nine months ended September 30, 1999. This increase was primarily due to an increase in the number of sales and marketing personnel. Our sales and marketing organization has grown to 115 employees as of September 30, 2000 from 65 employees as of September 30, 1999. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel, expand into new markets and continue to promote our advertising solutions.

     Research and Development. Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our adMonitor technology. To date, all research and development costs have been expensed as incurred. Research and development expenses increased to $3.4 million, or 23.1% of revenue, for the three months ended September 30, 2000, compared to $1.0 million, or 49.4% of revenue, for the three months ended September 30, 1999. Research and development expenses increased to $8.8 million, or 24.7% of revenue, for the nine months ended September 30, 2000, compared to $1.4, or 35.4% of revenue, for the nine months ended September 30, 1999. This increase was due primarily to the deployment and enhancement of our adMonitor technology. We expect research and development expenses to increase significantly on an absolute dollar basis in future periods.

     General and Administrative. General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses increased to $4.5 million, or 30.8% of revenue, for the three months ended September 30, 2000, compared to $1.4 million, or 66.7% of revenue, for the three months ended September 30, 1999. General and administrative expenses increased to $12.0 million, or 33.7% of revenue, for the nine months ended September 30, 2000, compared to $2.7 million, or 68.1% of revenue, for the nine months ended September 30, 1999. This increase was primarily a result of increases in personnel expenses, professional service fees and facility expenses necessary to support our growth. We expect general and administrative expenses to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company. For the quarter ended September 30, 2000, our bad debt expense related to uncollected advertising fees was $1.8 million.

     Interest Income, Net. Net interest income primarily consists of interest earned on cash balances, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Net interest income was $1.4 million for the three months ended September 30, 2000. Net interest expense was $46,300 for the three months ended September 30, 1999. On a year to date basis, net interest income for the nine months ended September 30, 2000 was $3.9 million, compared to net interest expense of $51,100 for the nine months ended September 30, 1999.

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

     Net cash used by operating activities was $10.3 million for the nine months ended September 30, 2000, and $3.2 for the nine months ended September 30, 1999. Cash used in operating activities for the nine months ended September 30, 2000 resulted from a net loss of $14.9 million, as well as a $7.2 million increase in accounts receivable, partially offset by a $7.5 million increase in accounts payable and accrued expenses, a $410,000 decrease in prepaids and other current assets and a $595,000 increase in deferred revenue. Cash used in operating activities for the nine months ended September 30, 1999 resulted from a net loss of $4.5 million, a $1.8 million increase in accounts receivable and prepaids and other current assets, and a $53,000 decrease in deferred revenue partially offset by a $3.0 million increase in accounts payable and accrued expenses.

     Net cash used in investing activities was $12.6 million for the nine months ended September 30, 2000, and $530,100 for the nine months ended September 30, 1999. Cash used in investing activities was primarily related to purchases of property and equipment related to research and development. Additionally, $196,000 was related to costs associated with the acquisition of webMillion.

     Net cash provided by financing activities was $106.0 million for the nine months ended September 30, 2000 and $13.2 million for the nine months ended September 30, 1999. Cash provided by financing activities for the nine months ended September 30, 2000 resulted primarily from the proceeds from our initial public offering of common stock. Cash provided by financing activities for the nine months ended September 30, 1999 resulted primarily from net borrowings under capital lease obligations and two senior promissory note agreements in the aggregate principal amount of $1,000,000.

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

Acquisition of webMillion.com

     On July 24, 2000, L90, Inc. completed the merger with webMillion.com. Pursuant to the Merger Agreement, we issued 1,901,381 shares of our common stock to all the shareholders of webMillion. Holders of warrants of webMillion received, in the aggregate, the right to purchase from us 98,619 shares of common stock at a price per share of $1.9792. A total of 361,063 of the merger shares are being held in a three year escrow as security for the indemnification obligations of webMillion's former shareholders pursuant to the Merger Agreement. A majority of outstanding voting securities of webMillion were owned by Messrs. Hauser and Adcock. The transaction was structured as a reverse triangular merger and will be accounted for through the purchase method of accounting. As a result of the tax free purchase, webMillion now is our wholly-owned subsidiary. There is no material relationship between Messrs. Hauser and Adcock, us, our affiliates, any of our directors or officers, or any associate of any such director or officer.

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

We have a history of losses and expect to incur substantial losses in the future

     We incurred net losses of approximately $14.9 million for the nine months ended September 30, 2000 and $5.8 million for the nine months ended September 30, 1999. Our accumulated deficit from inception, as of September 30, 2000, was approximately $23.7 million. We expect to continue to incur substantial net losses for the foreseeable future due to a high level of planned operating expenditures. We are making these expenditures in anticipation of higher revenue, but we cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will return to profitability.

Intellectual property infringement claims could prevent or hinder our ability to deliver advertisements over the Internet

  We face the risk that other parties' intellectual property positions will impair our ability to deliver advertisements over the Internet and as a result, our operations may be severely harmed. Third parties may have, or may in the future be granted, patents that cover our technology or other aspects of our business. We may be limited in our ability to use our technology or conduct our business without licenses from these third parties, which may not be available on commercially reasonable terms, if at all. In that case, we would be required to alter our technology in a way that would not infringe the subject patent, and we cannot assure you that these alterations would be successful. In addition, we may become subject to claims of alleged infringement based upon patents or other intellectual property rights of third parties, including the DoubleClick patent litigation described below. Such claims and any resulting litigation, should they occur, could result in significant expenses to us and divert management time and other resources, the extent of which cannot be quantified with any reasonable accuracy. Additionally, some of our contracts with Web publishers require us to indemnify the Web publishers for losses they incur arising from any infringement by our ad serving technology of a third party's intellectual property rights.

  On November 12, 1999, DoubleClick filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Virginia. The lawsuit was moved to the United States District Court for the Southern District of New York in March 2000. The suit alleges that we are infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick related to methods and networks for delivering, targeting and measuring advertising over the Internet. DoubleClick had sought treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs.

  On November 3, 2000, L90 and DoubleClick entered into an agreement pursuant to which the parties would enter into definitive documents to settle the patent litigation, including L90's related counterclaims. Under the definitive documents, the parties would dismiss the lawsuit with prejudice and grant each other certain rights in certain of their respective patents.

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

         . changes in government regulation of the Internet; and

         .general economic and market conditions, as well as economic and market conditions specific to the Internet.

Government regulation may affect our ability to gather, generate or use information for profiles and may hinder our ability to conduct business

     The legal and regulatory environment governing the Internet and the use of information about Web users is uncertain and may change. A number of lawsuits have recently been filed against certain Internet companies related to online privacy. In addition, the Federal Trade Commission has begun investigations of, and several attorneys general have instituted legal proceedings against, certain Internet companies related to online privacy. Web sites typically place small files of information, commonly known as cookies, on a Web user's hard drive, generally without the user's knowledge or consent. Although it is possible to modify a Web user's Internet browser software to prevent the placement of cookies, few users currently choose to do so. Our adMonitor tracking technology is able to use cookies to collect data about a Web user's movement through the Internet. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies and restricting the collection of data through the use of cookies. United States legislators and various state governments in the past have introduced a number of bills aimed at regulating the collection and use of data from Internet users and additional similar bills are currently being considered. The European Union has recently adopted a directive addressing data privacy that may result in limitations on the collection and the use of specific personal information regarding Internet users. In addition, Germany and other European Union member countries have imposed their own laws protecting data that can become personally identifiable through subsequent processing. Other countries have enacted, or are considering, limitations on the use of personal data as well. The effectiveness of our technology could be impaired by any limitation in the use of cookies or the collection of data from Internet users, and consequently, our business and results of operations could be harmed.

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

     Our success depends in part on our ability to manage our growth and expansion. We have grown to 180 full-time and three part-time employees as of September 30, 2000 from 96 full-time and three part-time employees as of September 30, 1999. We plan to continue to expand our sales, marketing, technology and administrative organizations. This anticipated future expansion may place a significant strain on our managerial, operational and financial resources. In addition, we will need to continue to improve our financial and managerial controls, enhance our reporting systems and procedures and expand, train and manage our work force.

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

A small number of Web publishers accounts for a substantial percentage of our advertising revenue and our failure to develop and sustain long-term relationships with Web publishers, or the reduction in traffic of a current Web publisher in our network, could limit our ability to generate revenue

     For the quarter ended September 30, 2000, our top five Web publishers accounted for approximately 31.5% of our revenue, and our top three Web publishers accounted for approximately 23.6% of our revenue. One website accounted for 14.4% of our revenue for the quarter ended September 30, 2000. Our contracts with Web publishers, including these top Web publishers, are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers.

A limited number of advertisers accounts for a significant percentage of our revenue and a loss of one or more of these advertisers could cause our results of operations to suffer

     For the quarter ended September 30, 2000, revenue from our five largest advertisers accounted for 17.9% of our revenue. One advertiser accounted for 10.3% of our revenue for the quarter ended September 30, 2000. Advertisers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top advertisers or our other advertisers will continue their relationships with us. The loss of one or more of the advertisers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from advertisers.

Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could cause our financial condition to suffer. For the quarter ended September 30, 2000, our bad debt expense related to uncollected advertising fees was $1,833,839.

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

Our failure to successfully acquire and integrate new technologies and businesses could cause our results of operations to suffer

     We focus on creating sponsorship-oriented advertising campaigns that take full advantage of the unique capabilities of the Internet. The Internet is a quickly changing environment, requiring companies to constantly improve their technology and develop or acquire new technology. We intend to acquire and make investments in complementary businesses, products, services or technologies. On July 24, 2000, we completed the acquisition of webMillion.com, Inc. We cannot assure you that we will be able to identify other acquisition or investment candidates. Even if we do identify other candidates, we cannot assure you that we will be able to make any potential acquisition or investment on commercially acceptable terms. Moreover, we may have difficulty integrating any acquired businesses, products, services or technologies into our operations. These difficulties could disrupt our business, distract our management and employees and increase our expenses. In addition, we may incur debt or issue equity securities to fund any future acquisitions. The issuance of equity securities could be dilutive to existing stockholders. In the webMillion.com acquisition, we issued an aggregate of 1,901,381 shares of common stock and warrants to purchase up to 98,619 additional shares of common stock.

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

Future sales of our common stock may affect the market price of our common stock.

     As of November 1, 2000, L90 had 23,710,986 shares of common stock outstanding, excluding 3,039,801 shares subject to options outstanding as of such date under its stock option plans that are exercisable at prices ranging from $1.20 to $27.88 per share. Additionally, certain holders of L90's common stock have registration rights with respect to their shares. L90 may be required to file one or more registration statements in compliance with these registration rights. L90 cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of its common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales could occur, may materially and adversely affect prevailing market prices for its common stock.

Our executive officers and directors exercise significant control over our company, including the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval

     Our executive officers and directors, in the aggregate, beneficially own or control a substantial number of the outstanding shares of our common stock as of September 30, 2000. Our officers, directors and their affiliates will have the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including merger and other changes of corporate control, going private transactions and other extraordinary transactions and terms thereof.

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

Interest Rate Risk

     The primary objective of our investment activities is to preserve the principal while at the same time achieving an attractive return. To achieve this objective, we maintain a portfolio of investment grade cash equivalents and short-term investments. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. The potential change noted above is based on sensitivity analysis we performed as of September 30, 2000.

     We did not hold derivative financial instruments as of September 30, 2000, and have never held these instruments in the past.

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

PART II

ITEM 1.   LEGAL PROCEEDINGS

     On November 12, 1999, DoubleClick filed a lawsuit against us in the United States District Court for the Eastern District of Virginia. The lawsuit was moved to the United States District Court for the Southern District of New York in March 2000. The suit alleges that we are infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick related to methods and networks for delivering, targeting and measuring advertising over the Internet. DoubleClick had sought treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs.

     On November 3, 2000, L90 and DoubleClick entered into an agreement pursuant to which the parties would enter into definitive documents to settle the patent litigation, including L90's related counterclaims. Under the definitive documents, the parties would dismiss the lawsuit with prejudice and grant each other certain rights in certain of their respective patents. We believe that the settlement will not have a material adverse effect on our business or our operations. For a description of the lawsuit, please see PART I, ITEM 3 (LEGAL PROCEEDINGS), in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission.

     On September 7, 2000, JobsOnline filed a breach of contract lawsuit against us in the Circuit Court of Cook County, Illinois. The suit alleges breach of contract by L90 with respect to an Internet Advertising Agreement between the two parties. JobsOnline is seeking declaratory and injunctive relief and damages in an amount to be proven at trial. We believe this lawsuit is without merit and intend to vigorously defend ourselves against these claims.

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

     On July 24, 2000, we issued an aggregate of 1,901,381 shares of common stock and warrants to purchase up to 98,619 additional shares of common stock to the former stockholders and warrant holders of webMillion.com, Inc. These securities were issued in exchange for all of the outstanding capital stock and warrants of webMillion.com, Inc. These securities were issued and sold in reliance upon the exemption provided for by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

     During the period covered by this Report, we issued and sold 62,976 shares of our common stock to employees, consultants, officers and directors upon the exercise of options for an aggregate consideration of $195,238.55. All shares of our common stock issued upon exercise of these options were issued and sold in reliance upon the exemption provided for under Rule 701 promulgated under the Securities Act of 1933, as amended.

Use of Proceeds

     The effective date of the registration statement related to our initial public offering of shares of common stock was January 28, 2000 (SEC Registration No. 333-87607). Through our initial public offering in February 2000, we sold 7,475,000 shares of our common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $15.00 per share. Our initial public offering was managed by SG Cowen Securities Corporation, Banc of America Securities LLC, CIBC Oppenheimer Corp. and Wit SoundView Corporation. The initial public offering resulted in gross proceeds of approximately $112.1 million, approximately $7.8 million of which was applied toward the underwriting discount and commission. Expenses related to the offering totaled approximately $1.7 million. Our net proceeds from the offering were approximately $102.6 million. From the time of receipt through March 31, 2000, these net proceeds have been applied toward general corporate purposes. Pending these uses, the net proceeds have been invested in short-term, investment grade, interest-bearing securities.

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

27.1     Financial Data Schedule.

     b. Reports on Form 8-K

     We filed a current report on Form 8-K dated July 24, 2000, Item 2, on July 28, 2000, announcing the completion of our acquisition of webMillion.com, Inc. Copies of the Agreement and Plan of Merger and the press release relating to the acquisition are appended as exhibits to the Report. We filed an amendment to our current report on Form 8-K/A dated July 24, 2000, Item 2, on October 5, 2000, to include financial statements and pro forma financial information with respect to our acquisition of webMillion.com, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   L90, INC.


Dated: November 13, 2000           By:  /s/ John C. Bohan
                                      ---------------------------------------
                                   Name:  John C. Bohan
                                   Title: President & Chief Executive Officer

Dated: November 13, 2000           By:  /s/ Thomas A. Sebastian
                                      ---------------------------------------
                                   Name:  Thomas A. Sebastian
                                   Title: Chief Financial Officer, Senior Vice
                                          President and Assistant Secretary

                                EXHIBITS INDEX

Exhibit No.                             Exhibit
-----------                             -------

10.1 Agreement and Plan of Merger dated July 7, 2000 by and among L90, Inc., WM Acquisition Corp., Inc., webMillion.com, Inc., Anthony Hauser and Kenneth Adcock, previously filed on July 28, 2000 with the Commission as an Exhibit to L90's Current Report on Form 8-K, which is incorporated herein by reference.

27.1                     Financial Data Schedule.