Form 10-K
period 2000-12-31
L90 INC
filed 2001-03-30
CIK 1095158

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                          COMMISSION FILE NUMBER: 000-28893

                                      L90, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      95-4761069
        (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)

                              4499 GLENCOE AVENUE
                        MARINA DEL REY, CALIFORNIA 90292
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (310) 271-0200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $34,777,095 (computed using the closing price of $3.00 per share of Common Stock on March 9, 2001, as reported by NASDAQ, based on the assumption that directors and officers and more than 10% shareholders are affiliates). There were 23,998,409 shares of the registrant's Common Stock, par value $.001 per share, outstanding on March 9, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   L90, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   17
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   26
Item 8.   Financial Statements and Supplemental Data..................   27
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   45

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   45
Item 11.  Executive Compensation......................................   45
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   45
Item 13.  Certain Relationships and Related Transactions..............   45

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   45

Signatures............................................................   48

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a leading provider of marketing services and we use our proprietary adMonitor technology and media expertise to provide companies with turnkey solutions to close the marketing circle by helping them build brand, acquire new customers, increase traffic, drive sales and grow customer relationships. L90's technology and sales representation agreements with over 450 Web publishing partners allow us to reach over 40% of Internet users through e-mail, web based messages and wireless communication.

     Since our inception over four years ago, L90 has been a leading provider of innovative technology and marketing solutions that are designed to go beyond simple banners to produce better customer conversion rates, resulting in higher prices for our Web publishers' inventory and more value for marketers. L90 has embedded our proprietary ProfiTools technology into the inventory of our Web publishers to deliver turnkey solutions to marketers that include video, audio, viral marketing, interstitials, co-registration, rich media, microsites and other marketing methods. Our ProfiTools and adMonitor technology combined with our four main marketing platforms create a compelling marketing solution: the ability to deliver the right message at the right time to the right person.

     An Internet based world is emerging in which the accessibility and accuracy of information is creating more intelligent customers and a significantly more competitive business environment. In this new digital world, marketers and customers increasingly are interacting over an "always connected" network that extends across the Internet through Web sites and email, and soon to be, across television and the wireless frontier (via cell phones, pagers, personal digital assistants (PDA's) and other wireless devices). It is our belief that the reliance upon traditional distribution channels will lessen as companies begin to interact on a one-to-one basis with their customers, creating significant demand for technologies and services that drive value, attract customers, build lasting relationships with these customers and ultimately, convert these relationships into revenue.

     Our marketing partnerships begin with brand building and initial customer acquisitions and continue to evolve as we utilize our adMonitor's tracking and optimization technologies to adjust campaigns in real time and to work with our clients to determine the best possible inventory and methods to increase traffic, stimulate transactions and develop one-to-one relationships. L90's highly flexible technology, Internet reach, inventory segmentation and marketing expertise provide Web publishers and marketers with effective, differentiated and simple solutions to work together to grow their businesses and embrace the new economy.

VALUE TO ADVERTISERS

  Build Brands, Acquire New Customers, Increase Traffic, Stimulate Transactions and Grow Relationships.

     L90 is a full service marketing, technology and media company. From strategic development and design, to superior technology, execution, tracking and analysis, we are the complete source for value-generating marketing programs on the Internet. L90's next-generation marketing solutions were developed to help businesses build brands, acquire customers, drive traffic, increase sales and garner customer retention. L90 offers marketers ProfiTools, technology-driven marketing programs that L90 clients use to build targeted, high-value relationships with Internet users. ProfiTools convert Internet visitors into loyal customers by optimizing the value of each relationship on a customer by customer level. adMonitor, L90's proprietary marketing technology, powers the ProfiTools programs, including the serving and tracking of every next-generation campaign.

VALUE TO WEB PUBLISHERS

  A Fully Outsourced Marketing Sales Solution That Allows Web Publishers to Focus on Their Core Competency.

     As a marketing, technology and media company, we offer Web publishers the ability to add value to their customer relationships, thereby increasing the value of their inventory to marketers. And through our superior sales representation, we are able to generate greater revenue on the Internet for these Web publishers. Through the use of our ProfiTools, L90 delivers Internet users relevant offers and promotions through targeted campaigns, enhancing users' experiences and providing them with incentives to come back to a Web site. Outsourcing a Web publisher's sales efforts to L90 will streamline its internal marketing costs while broadening its site's reach and impact to its customers. Our fully outsourced marketing sales solutions are designed to generate greater revenue for Web publishers by increasing the value of their inventory to marketers and by selling this inventory through an experienced sales force. As a result, Web publishers are more free to focus on the core competency of their businesses.

THE L90 DIFFERENCE

     While a number of companies are competing in the marketing technology space, L90 stands out due to our Internet reach and media, flexible technology and marketing expertise.

     Reach and Media. We have entered into technology and sales representation agreements with over 450 Web publishing partners. Through these relationships, we are able to reach approximately 40% of the Web users in the United States. This network enables marketers to target and connect with a number of diverse audiences. In addition, we offer Web publishers superior site representation, encompassing the sale of their advertising inventory and the provision of ad delivery and related services.

     Flexible Technology. L90's adMonitor technology was developed to serve and track ProfiTools, the sophisticated, relationship-building marketing programs that are designed to convert Internet users into loyal, long-term customers for businesses. This comprehensive technology is intuitive and flexible. adMonitor tracks campaigns and provides real-time, customized reports, allowing marketers to increase the effectiveness of their marketing efforts and Web publishers to realize the value of their customer base. In essence, adMonitor provides marketers and Web publishers a full suite of serving, tracking, management and measurement tools.

     Marketing. Bringing extensive experience and a rich knowledge base, L90 professionals offer clients counsel and expertise in developing an integrated, Internet strategy designed to meet branding, customer acquisition, and revenue-generating goals. Our marketing services include the in-house capabilities of our Creative Services Group to assist marketers in designing contextually relevant marketing campaigns that attract and retain the Internet user. Over the years, we have provided services to over 1,300 marketers.

     We believe that L90 stands alone in offering full service sales and marketing solutions designed to allow marketers and Web publishers to interact in an environment that maximizes e-mail, Web-based and wireless inventory, while driving one-to-one, business-to-consumer communication that stimulates transactions, optimizes campaigns in real time and fosters the development of loyal relationships with customers.

PRODUCTS AND SERVICES

  ProfiTools

     ProfiTools is a technology-driven marketing platform designed to allow L90 clients to build targeted, high-value relationships with Internet users. Our ProfiTools convert Internet visitors into loyal customers by optimizing the value of each relationship on a customer by customer level. We have developed many of these ProfiTools specifically with a direct marketing focus. adMonitor, our proprietary marketing technology, powers the ProfiTools programs, including the serving and tracking of every next-generation campaign. Our current portfolio of ProfiTools includes:

     - Banners. The original brand awareness, traffic and lead generation tool that is most effective through targeted delivery.

     - E-newsletters. Product awareness and customer acquisition through targeted advertorial content within an e-mail newsletter.

     - Opt-in E-mails. Delivery of an offer to targeted, permission-based e-mail lists as a method of lead generation and brand building.

     - Co-Reg. Lead-generation and customer acquisition obtained on a permission-basis as consumers are registering on a Web site.

     - Link. Incentive-based viral marketing programs that enable word-of-mouth referrals.

     - Sweepstakes. Incentive-based promotions to acquire new customers, drive traffic and acquire opt-in information on users.

     - Games. Custom designed games that help acquire new users, obtain valuable user information and present sponsorship opportunities for marketers to generate brand awareness.

     - PowerAds. Customizable pop-up ads that build brand awareness, drive traffic and generate leads.

     - PowerOffers. Data-driven, promotional offers delivered through pop-up ads.

     - MicroSites. Brand awareness and customer acquisition through custom-designed mini-sites targeted at specific audiences.

     - PowerText. Sponsored text links that are integrated within Web site's text.

     - Sponsorships. Brand awareness and association through sponsorship of an area on a Web site.

     - Content Integration. Strategic placement of relevant content within a Web site to create brand association.

     - Broadband. Rich media advertising that combines the communication power of television, radio and print with the interactive and direct response components of the Internet.

     - Search. A functionality tool and new revenue stream for Web publishers that is created by adding a search feature to a site.

MARKETING PLATFORMS

     Marketers are able to employ our ProfiTools through four distinct marketing platforms, each of which leverages different attributes of our broad network of Web publishers to connect marketers with Web users. All four marketing platforms, however, facilitate identical goals:

     - Build Brands

     - Acquire Customers

     - Increase Traffic

     - Drive Sales

     - Retain Customers

     Although these marketing platforms have the same goals, they reach these goals in different ways.

     L90 Direct. The Direct platform enables permission marketing tactics for marketers looking to target offers and incentives to the most desirable consumer throughout L90's network.

     L90 Premium. The Premium platform provides marketers with the opportunity to reach targeted audiences on the high profile, well-trafficked Web sites of L90's premium partners.

     L90 Targeted. The Targeted platform provides marketers with the opportunity to reach specific audiences that are relevant to their product or service through channels such as Entertainment, Sports, Business/Finance, Women, Kids & Teens, Health&Fitness, Automotive and E-commerce.

     L90 R&E. The R&E platform provides marketers with the opportunity to reach all users on the L90 network for the lowest and most efficient cost. Currently, the L90 network reaches approximately 40% of the Internet audience, which is approximately equal to the reach of major portals such as AOL, Lycos, Netscape and Excite.

     ADMONITOR

     adMonitor, L90's proprietary marketing technology, is the force that powers L90's ProfiTools. adMonitor was developed to serve and track the sophisticated, relationship-building marketing programs that help businesses convert Internet users into loyal, long-term customers.

     - Ad Serving. adMonitor delivers targeted, sophisticated marketing campaigns quickly, consistently and on schedule. In addition, because adMonitor is a centrally served technology platform administered from our facilities, our Web publishing clients are not required to purchase additional hardware, software or back-up systems to implement or utilize our adMonitor services. Our adMonitor system is easily modified, can handle significantly increased volume when needed, and is able to deliver targeted and specialized advertising campaigns virtually instantaneously. In addition, because adMonitor is capable of delivering rich media content, marketers have the freedom to develop complex marketing solutions incorporating our ProfiTools programs. adMonitor supports most leading Web tools and technologies, including JAVA, Java Script, RealAudio, Enliven and VRML, and adMonitor is compatible with most leading host servers.

     - Targeting. adMonitor enables our advertising clients to target their campaigns using a wide range of parameters, including domain, content area, keyword, geography and user-profile data. By utilizing adMonitor's advanced targeting capabilities, marketers are able to direct their campaigns at Web users who are most likely to respond.

     - Tracking. adMonitor provides marketers with comprehensive performance reports and the ability to adjust media plans, all in real-time. Marketers are able to track the progress of their campaigns from their Web browsers. These reports contain detailed information such as the Web sites included in an advertising campaign, the number of impressions served, the click-through rates and the incremental sales from the campaign, as well as other performance measures. In addition, they provide the information that marketers need to actively manage their campaigns to maximize effectiveness. adMonitor is fully Web-hosted and gives marketers the ability to optimize in real time the performance of their advertising campaigns.

     - Inventory Management. We provide our Web publishers and marketers with detailed, real-time information about current and future ad inventory. adMonitor automatically monitors each marketing campaign in progress, adjusts the delivery of ads for variations in site traffic and updates available ad inventory based upon current advertising campaigns. Our system ensures that advertising campaigns are optimally scheduled and delivered and that our Web publishers maximize the value of their ad inventory.

     adMonitor's architecture supports tracking and targeting of cutting-edge marketing tools including Rich Media, e-mail, Enliven, Shockwave, Java, Blue Streak, Pop-ups, Interstitials, Emblaze, CGI Banners, Zapa, Audio-Video, Redirects, HTML and Flash. adMonitor is continuously updated based on research obtained by L90's R&D engineering team to offer partners and clients the most current and effective technologies that will meet their business goals.

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

     In implementing any service or program designed to gather consumer data, we are always mindful of our continuing commitment to uphold the privacy principles of the Direct Marketing Association. In addition, we are a licensee under the TRUSTe Privacy Program. TRUSTe is an independent, non-profit organization whose mission is to build users' trust and confidence in the Internet by promoting the use of fair information practices. We are also a member of the Network Advertising Initiative. We actively monitor privacy laws and regulations and seek to comply will all applicable privacy requirements.

SALES AND MARKETING

     Our sales and marketing staff is trained to work strategically with our Web publishers and marketers to develop comprehensive marketing solutions. We believe that marketers desire integrated programs that go beyond the banner to include content integration, contextual sponsorships, promotions, sweepstakes, e-mail sponsorships, interstitials, custom content and other highly effective advertising tools. We have assembled a sales and marketing staff that possesses the marketing, media, creative and advertising skills required to develop large, sophisticated advertising campaigns. We have close relationships with, and detailed knowledge of, our Web publishers. Consequently, we are able to work with marketers in developing comprehensive, next generation marketing solutions.

     We sell our sales and marketing solutions through a sales and marketing team consisting of a total of 145 employees as of December 31, 2000. Our sales and marketing team is organized in a matrix fashion and includes account executives, who sell all of our Web site ad inventory, and category sales specialists, who focus on a specific field of content.

     Our experienced Web publisher and sales and marketing personnel use a variety of marketing programs to generate demand for our products and services, build market awareness, develop customer leads and establish business relationships. Our marketing activities include public relations, print advertisements, online advertisements and direct marketing, Web advertising seminars, trade shows, special events and ongoing customer communications programs.

SEASONALITY AND CYCLICALITY

     We believe that our business is subject to seasonal fluctuations. Marketers generally place fewer advertisements during the first and third calendar quarters of each year, and direct marketers generally mail substantially more marketing materials in the third calendar quarter of each year. In addition, expenditures by advertisers and direct marketers vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns. Furthermore, user traffic on the Internet tends to decrease during the summer months which results in fewer advertisements to sell and deliver. A decline in the general economy or in the economic prospects of advertisers and direct marketers could adversely affect our revenue.

COMPETITION

     The market for interactive, Internet-based marketing solutions is extremely competitive. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

     - the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

     - the continued and increasing acceptance by marketers of the Internet as an effective and cost-efficient means of advertising;

     - the ability to adapt to the rapidly changing trends of the Internet;

     - our customer service and support efforts;

     - our sales and marketing efforts;

     - our ability to adapt and scale our technology as customer needs change and grow; and

     - the ease of use, performance, price and reliability of solutions developed either by us or our competitors.

     As we expand the scope of our Web services, we may face greater competition from a number of Web sites and other media companies across a wide range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other factors. Several companies offer competitive products or services through Web advertising networks, including DoubleClick, 24/7 Media and Engage Technologies. Our business may also encounter competition from providers of advertising inventory and database management products and related services, including AdForce, DoubleClick and Engage Technologies. In addition, we may face potential competition from a number of large Web publishers and Web search engine companies, such as America Online, Excite@Home, Infoseek and Yahoo! We also compete with television, radio, cable and print for a share of the overall advertising budgets of marketers.

INTELLECTUAL PROPERTY RIGHTS

     Our success and ability to compete are substantially dependent on our internally developed technologies, including adMonitor, and trademarks that we protect through a combination of patent, copyright, trade secret, unfair competition and trademark law, as well as contractual agreements. We have filed a patent application in the United States for our adMonitor technology. We have also applied to register trademarks internationally and in the United States.

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

EMPLOYEES

     As of December 31, 2000, we had 217 full-time employees, including 145 in sales and marketing, 40 in engineering and product development and 32 in accounting, human resources, business operations and administration. In addition, we had three part-time employees. We are not subject to any collective bargaining agreements and believe that our employee relations are excellent. Our future success depends in part on our ability to attract, retain, integrate and motivate highly-skilled employees. Competition for employees in the industry is intense.

FACILITIES

     Our principal executive offices are located in Marina del Rey, California, where we lease approximately 24,000 square feet under a lease that expires on December 31, 2005. In addition, we lease space for our sales and marketing efforts in Chicago; New York; Greenwich, Connecticut; San Francisco; Seattle and London. Our adMonitor ad serving and tracking software and hardware is housed in Santa Clara, California, El Segundo, California, and Austin, Texas. These facilities provide us with a secure area to store and operate our computer systems and capacity for communications links and Internet connectivity systems. We are continually evaluating our facility requirements. We believe that our existing leased space is more than adequate for our current operations and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

CORPORATE HISTORY

     Our business began in January 1997 as a proprietorship of one of our founders, John C. Bohan. We changed our form of operations in May 1997 to a California limited liability company known as John Bohan & Associates, LLC. We initially conducted business under the name AdNet Strategies, and in January 1998, we incorporated under the name AdNet Strategies, Inc. in California and elected S-corporation status. In December 1998, we changed our name to Latitude 90, Inc. and became a C-corporation. We reincorporated in Delaware as L90, Inc. in September 1999. Our principal executive offices are located at 4499 Glencoe Avenue, Marina del Rey, California 90292. Our telephone number at that location is (310) 751-0200. Our Web address is www.L90.com. Information contained on our Web site does not constitute part of this prospectus.

ACQUISITIONS

     On July 24, 2000, we completed the acquisition of webMillion.com, Inc. Pursuant to the Merger Agreement, we issued 1,901,381 shares of our common stock to all the shareholders of webMillion. Holders of warrants of webMillion received, in the aggregate, the right to purchase from us 98,619 shares of our common stock at a price per share of $1.9792.

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

     These risks include our ability to:

     - manage our growth effectively;

     - anticipate and adapt to the rapid changes in the Internet;

     - continue to develop and upgrade our technology;

     - respond to competitive developments in our market; and

     - continue to identify, attract, retain and motivate qualified personnel.

     If we are unsuccessful in addressing these risks, our revenues may not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our stock.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR SUBSTANTIAL LOSSES IN THE FUTURE

     We incurred net losses attributable to common stockholders of approximately $19.7 million for the year ended December 31, 2000 and $9.0 million for the year ended December 31, 1999. Our accumulated deficit from inception, as of December 31, 2000, was approximately $28.5 million. We expect to continue to incur substantial net losses for the foreseeable future due to a high level of planned operating expenditures. We are making these expenditures in anticipation of higher revenue, but we cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will return to profitability.

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

     On November 12, 1999, DoubleClick filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Virginia. The suit alleged that we were infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick related to methods and networks for delivering, targeting and measuring advertising over the Internet. DoubleClick had sought treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. In November 2000, DoubleClick and L90 settled the patent infringement litigation DoubleClick initiated against L90, including L90's related counterclaims against DoubleClick. Consequently, this lawsuit was dismissed with prejudice. As part of the settlement, DoubleClick and L90 granted each other certain rights in certain of their respective patents. No other terms of the settlement were disclosed.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE, WHICH MAY MAKE IT DIFFICULT TO FORECAST OUR FUTURE PERFORMANCE AND MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

     Although we intend to increase our spending and investment to support our planned growth, our revenue and some of our operating costs will be much less predictable. This unpredictability will likely result in significant fluctuations in our quarterly results. Therefore, you should not rely on quarter-to-quarter comparisons of results of operations as an indication of our future performance. Because of our limited operating history and the emerging nature of our industry, we anticipate that securities analysts may have difficulty in accurately forecasting our results. If our operating results are below market expectations, the price of our common stock will likely decline.

     The following are among the factors that could cause significant fluctuations in our operating results:

     - market acceptance of the Internet as an advertising medium;

     - delay or cancellation of advertising contracts;

     - expiration or termination of contracts with Web publishers;

     - introduction of new or enhanced services by us or our competitors;

     - system outages, delays in obtaining new equipment or problems with upgrades;

     - disruption or impairment of the Internet;

     - changes in our pricing policies or those of our competitors;

     - seasonality in the demand for advertising;

     - changes in government regulation of the Internet; and

     - general economic and market conditions, as well as economic and market conditions specific to the Internet.

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

OUR COMMON STOCK AND OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS

     The stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. The market price of our common stock has fluctuated in the past and is likely to be highly volatile. The market price of our common stock could be subject to wide fluctuations in response to factors such as:

     - actual or anticipated variations in our revenue;

     - earnings and cash flow;

     - announcements of new service offerings;

     - technological innovations;

     - competitive developments with respect to patents, copyrights or proprietary rights;

     - changes in financial estimates by securities analysts;

     - conditions and trends in the Internet and electronic commerce industries;

     - adoption of new accounting standards affecting our industry; and

     - general market conditions.

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

IF OUR AD DELIVERY AND TRACKING TECHNOLOGY IS NOT EFFECTIVE, OUR RELATIONSHIPS WITH OUR ADVERTISING CLIENTS MAY BE HARMED

     Because our adMonitor technology is relatively new, we cannot assure you that the use of our adMonitor services will remain effective in serving, targeting and tracking advertisements or other marketing and promotional activities. Our revenue would be adversely affected if marketers do not perceive that the use of our adMonitor services will improve the effectiveness of their marketing campaigns.

A SMALL NUMBER OF WEB PUBLISHERS ACCOUNTS FOR A SUBSTANTIAL PERCENTAGE OF OUR ADVERTISING REVENUE AND OUR FAILURE TO DEVELOP AND SUSTAIN LONG-TERM RELATIONSHIPS WITH WEB PUBLISHERS, OR THE REDUCTION IN TRAFFIC OF A CURRENT WEB PUBLISHER IN OUR NETWORK, COULD LIMIT OUR ABILITY TO GENERATE REVENUE

     For the year ended December 31, 2000, our top five Web publishers accounted for approximately 26.2% of our revenue, and our top three Web publishers accounted for approximately 21.7% of our revenue. One website accounted for 14.2% of our revenue for the year ended December 31, 2000. Our contracts with Web publishers, including these top Web publishers, are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers.

A LIMITED NUMBER OF MARKETERS ACCOUNTS FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE AND A LOSS OF ONE OR MORE OF THESE MARKETERS COULD CAUSE OUR RESULTS OF OPERATIONS TO SUFFER

     For the year ended December 31, 2000, revenue from our five largest marketers accounted for 11.2% of our revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer. For the year ended December 31, 2000, our bad debt expense related to uncollected advertising fees was $5.4 million.

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

     Our success depends in part on market acceptance of electronic commerce. A number of factors outside of our control could prevent this acceptance, including the following:

     - the necessary network infrastructure for substantial growth in usage of the Internet may not develop adequately;

     - insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times; and

     - negative publicity and consumer concern surrounding the security of transactions could impede the growth of electronic commerce.

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

MANY COMPETITORS HAVE SUBSTANTIAL COMPETITIVE ADVANTAGES THAT MAY MAKE IT MORE DIFFICULT FOR US TO RETAIN OUR EXISTING MARKETERS AND WEB PUBLISHERS AND TO ATTRACT NEW MARKETERS AND WEB PUBLISHERS

     The markets for online advertising, direct marketing and ad delivery, or ad serving, and tracking technology are intensely competitive. We compete with television, radio, cable and print for a share of marketers' total advertising budgets. We also compete with large Web publishers and Web search engine companies, such as America Online, Excite@Home, Infoseek and Yahoo!, for the online advertising budgets of marketers. In addition, we compete with various Internet advertising networks, such as DoubleClick, 24/7 Media and Engage Technologies. In marketing our adMonitor products and services to Web publishers and marketers, we also compete with providers of ad delivery, or ad serving, technology, database management and related services, including AdForce, DoubleClick and Engage Technologies.

Many of our current and potential competitors enjoy competitive advantages over us, including significantly greater financial, technical and marketing resources. They may also enjoy significantly greater brand recognition and substantially larger bases of Web site clients and marketers.

     As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in client requirements. Our competitors may also have a significantly greater ability to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners, marketers and Web publishers. Further, we cannot assure you that our competitors will not develop online products and services that are equal to or superior to our products and services or that achieve greater market acceptance than our products and services. If we are unable to compete successfully against existing or potential competitors, our revenue and margins may decline.

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

THE LOSS OF KEY EMPLOYEES WOULD LIKELY IMPAIR THE GROWTH OF OUR BUSINESS

     Our performance and future success is substantially dependent on the continued service of our executive officers and other key employees, all of whom are employed on an at-will basis. In particular, our success depends on the client relationships, management skills and industry knowledge of our CEO and president, John C. Bohan. Given our early stage of development, we are dependent on our ability to retain and motivate highly qualified personnel, especially our management, technical and business development executives and other key employees. The loss of the services of one or more of our executive officers or other key employees would likely impair the growth of our business.

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

     As of December 31, 2000, L90 had 23,998,409 shares of common stock outstanding, excluding 4,844,123 shares subject to options outstanding as of such date under its stock option plans that are exercisable at prices ranging from $1.20 to $27.75 per share. Additionally, certain holders of L90's common stock have registration rights with respect to their shares. L90 may be required to file one or more registration statements in compliance with these registration rights. L90 cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of its common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales could occur, may materially and adversely affect prevailing market prices for its common stock.

OUR EXECUTIVE OFFICERS AND DIRECTORS EXERCISE SIGNIFICANT CONTROL OVER OUR COMPANY, INCLUDING THE ABILITY TO CONTROL THE ELECTION OF OUR BOARD OF DIRECTORS AND THE OUTCOME OF CORPORATE ACTIONS REQUIRING STOCKHOLDER APPROVAL

     Our executive officers and directors, in the aggregate, beneficially own or control a substantial number of the outstanding shares of our common stock. Our officers, directors and their affiliates will have the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including merger and other changes of corporate control, going private transactions and other extraordinary transactions and terms thereof.

OUR PLANNED INTERNATIONAL EXPANSION MAY BE AFFECTED BY FACTORS BEYOND OUR
CONTROL

     We are currently evaluating the initiation of operations in selected international markets. This potential expansion could occur through internal growth, acquisition, or both. In June 2000, we established a branch office in London. Expansion into international markets will require substantial resources and attention from management. We have no experience in international operations and may not be able to compete effectively in international markets. We may face numerous risks inherent in conducting business internationally, such as:

     - the impact of recessions in economies outside the United States;

     - changes in domestic regulatory requirements, as well as differences between domestic and foreign regulatory requirements;

     - export restrictions, including export controls relating to encryption technology;

     - reduced protection for intellectual property rights in some countries;

     - potentially adverse tax consequences;

     - difficulties and costs of staffing and managing foreign operations;

     - problems associated with any acquisitions we might pursue;

     - foreign political and economic instability;

     - tariffs and other trade barriers;

     - fluctuations in currency exchange rates; and

     - seasonal reductions in business activity.

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

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS, WHICH MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US

     A number of recent acquisitions and consolidations have occurred in our industry. For example, DoubleClick acquired NetGravity in October 1999, and CMGI, Inc. sold Flycast Communications and Adsmart in April 2000 to its majority-owned operating company, Engage Technologies, Inc. We are subject to anti-takeover provisions that may make it difficult for a third party to acquire us. We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of the corporation's voting stock.

ITEM 2. PROPERTIES

     Our principal executive offices are located in Marina del Rey, California, where we lease approximately 24,000 square feet under a lease that expires on December 31, 2005. In addition, we lease space for our sales and marketing efforts in Chicago, IL; Greenwich, CT; London, England; Miami, FL; New York, NY; San Francisco, CA and Seattle, WA. Our adMonitor ad serving and tracking software and hardware is housed in El Segundo, CA, Santa Clara, CA and Austin, TX. These three facilities provide us with a secure area to store and operate our computer systems and capacity for communications links and Internet connectivity systems. We are continually evaluating our facility requirements. We believe that our existing leased space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     On November 12, 1999, DoubleClick filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Virginia. The suit alleged that we were infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick related to methods and networks for delivering, targeting and measuring advertising over the Internet. DoubleClick had sought treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. On November 21, 2000, DoubleClick and L90 settled the patent infringement litigation DoubleClick initiated against L90, including L90's related counterclaims against DoubleClick. Consequently, this lawsuit was dismissed with prejudice. As part of the settlement, DoubleClick and L90 granted each other certain rights in certain of their respective patents. No other terms of the settlement were disclosed.

     On September 7, 2000, JobsOnline filed a breach of contract lawsuit against us in the Circuit Court of Cook County, Illinois. The suit alleged breach of contract by L90 with respect to an Internet Advertising Agreement between the two parties. JobsOnline had sought declaratory and injunctive relief and damages in an amount to be proven at trial. On November 30, 2000, JobsOnline and L90 settled the breach of contract litigation JobsOnline initiated against L90, including L90's related counterclaims against JobsOnline. Consequently, this lawsuit was dismissed with prejudice.

     We periodically may become subject to other legal proceedings in the ordinary course of our business. We are not currently involved in any proceedings which we believe will materially and adversely affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

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

                           PERIOD                              HIGH      LOW
                           ------                             ------    ------
First Quarter...............................................  $30.50    $13.88
(January 28, 2000 through March 31, 2000)
Second Quarter..............................................   19.00      4.88
(April 1, 2000 through June 30, 2000)
Third Quarter...............................................   10.50      6.13
(July 1, 2000 through September 30, 2000)
Fourth Quarter..............................................    8.13      2.50
(October 1, 2000 through December 31, 2000)

     On March 9, 2001, the last sale price of our common stock reported by the Nasdaq National Market was $3.00 per share. As of December 31, 2000, we had approximately 130 holders of record of our common stock.

DIVIDEND POLICY

     Other than a total of $50,000 that we distributed to our common stockholders during the year ended December 31, 1998, and a total of $403,550 that we distributed to the holders of our Series A, B and C preferred stock upon their conversion into common stock upon the closing of our initial public offering of common stock, we have not declared or paid cash dividends on our common stock since our incorporation. We otherwise currently intend to retain any future earnings for use in our business and do not anticipate paying any additional cash dividends in the foreseeable future.

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

USE OF PROCEEDS FROM OUR INITIAL PUBLIC OFFERING

     The effective date of our initial public offering of shares of common stock was January 28, 2000 (SEC Registration No. 333-87607). We completed our initial public offering on February 2, 2000, through which we sold 7,475,000 shares of our common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $15.00 per share. Our initial public offering was managed by SG Cowen Securities Corporation, Banc of America Securities LLC, CIBC Oppenheimer Corp. and Wit Capital Corporation. The initial public offering resulted in gross proceeds of approximately $112.1 million, approximately $7.8 million of which was applied toward the underwriting discount and commission. Expenses related to the offering totaled approximately $1.5 million. Our net proceeds from the offering were approximately $102.6 million. From the time of receipt through March 1, 2001, these net proceeds have been applied toward general corporate purposes. Pending these uses, the net proceeds have been invested in short-term, investment grade, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the period ended December 31, 2000, 1999 and 1998, which has been derived from our audited financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes to those statements included elsewhere in this Report.

                                                                                              PERIOD FROM
                                                                                               INCEPTION
                                                         YEARS ENDED DECEMBER 31,          (JANUARY 5, 1997)
                                                   -------------------------------------        THROUGH
                                                      2000          1999         1998      DECEMBER 31, 1997
                                                   -----------   ----------   ----------   -----------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue
  Service fee-based revenue......................  $    50,542   $    7,283   $       --        $   --
  Commission-based revenue.......................        1,411        1,918        2,189         1,160
                                                   -----------   ----------   ----------        ------
          Total revenue..........................       51,953        9,201        2,189         1,160
                                                   -----------   ----------   ----------        ------
Operating expenses:
  Cost of service fee and other revenue..........       31,147        4,751           --            --
  Sales and marketing............................       16,769        4,865        1,362           550
  Research and development.......................       11,907        2,581          138            --
  General and administrative.....................       16,997        4,521          995           303
                                                   -----------   ----------   ----------        ------
          Total operating expenses...............       76,820       16,718        2,496           853
                                                   -----------   ----------   ----------        ------
Operating loss...................................      (24,867)      (7,517)        (306)         (307)
Interest income, net.............................        5,158           30           17             3
                                                   -----------   ----------   ----------        ------
Loss before provision for income taxes...........      (19,709)      (7,487)        (289)         (310)
Provision for income taxes.......................            2            1            1            --
                                                   -----------   ----------   ----------        ------
Net loss.........................................  $   (19,711)  $   (7,488)  $     (290)       $ (310)
                                                   ===========   ==========   ==========        ======
Cumulative dividends on participating preferred
  stock..........................................           (2)      (1,470)         (23)           --
                                                   -----------   ----------   ----------        ------
Net loss attributable to common stockholders.....  $   (19,713)  $   (8,958)  $     (313)       $ (310)
                                                   ===========   ==========   ==========        ======
Net loss per share:
  Basic/Diluted..................................  $     (0.92)  $    (1.34)  $    (0.05)       $   --
                                                   ===========   ==========   ==========        ======
Weighted average number of common shares
  outstanding:
  Basic/Diluted..................................   21,535,290    6,675,361    6,666,667            --
                                                   ===========   ==========   ==========        ======

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2000       1999       1998     1997
                                                              --------    -------    ------    ----
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $ 72,653    $ 6,896    $2,112    $235
Working capital.............................................    78,351      4,914     1,996     470
Total assets................................................   127,368     16,136     3,936     970
Notes payable and other obligations.........................     1,675      2,043       248      --
Convertible preferred stock.................................        --     16,006     2,000      --
Total stockholders' equity..................................   114,293      7,312     2,133     495

                                                                                        PERIOD FROM INCEPTION
                                                           YEARS ENDED DECEMBER 31,       (JANUARY 5, 1997)
                                                         ----------------------------    THROUGH DECEMBER 31,
                                                          2000       1999       1998             1997
                                                         -------    -------    ------   ----------------------
                                                                            (IN THOUSANDS)
SUPPLEMENTAL DATA:
System revenue(1)......................................  $58,915    $15,366    $8,024           $4,210
                                                         =======    =======    ======           ======

---------------
(1) System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Although system revenue is not recognized under generally accepted accounting principles, we believe that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     References in this Report to "L90," "we," "our" and "us" refer to L90, Inc. We are a leading provider of marketing services for marketers and Web publishers. We design and implement marketing campaigns for our marketing clients and strategically place their ads on our network of Web sites. We provide our Web publishing clients with a fully-outsourced solution which includes the sale of advertising space on their Web sites as well as the technology required to deliver advertisements. We have developed adMonitor, our ad serving and tracking technology that is used to deliver advertisements to our network of Web site publishers. adMonitor enables our marketing and Web publishing clients to implement sophisticated marketing campaigns quickly and to selectively target ads to Web users based on specific interests or characteristics. adMonitor also enables our clients to measure and manage the effectiveness of their ad campaigns.

     Since inception, substantially all of our revenue has been derived from online advertising sales. We offer advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. We also offer direct marketing programs, which may be priced on a cost per action basis, such as cost for each new user registration. In January 1999, we began to charge our customers for the use of our adMonitor technology. For the year ended December 31, 2000, online advertising sales accounted for 92.8% of our revenue, and fees generated by our adMonitor technology accounted for 7.2% of our revenue.

     Revenue from ad sales is earned under commission-based and service fee-based contracts. For commission-based contracts, we receive commissions from Web publishers for the sale of their ad inventory. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. We recognize commissions ratably over the term of an marketing campaign, which typically ranges from one to twelve months. For service fee-based contracts, we purchase advertising space, or ad inventory, from Web publishers and are obligated to pay a service fee to Web publishers for ads placed on their Web sites. Additionally, under service fee-based contracts, we bear the risk of loss from the non-collection of fees payable by marketers for ads sold. Consequently, revenue earned from service fee-based contracts reflects the full value of the ads sold. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Because we have both commission-based and service fee-based contracts, revenue will include a mix of commissions received under our commission-based contracts and total billings to our marketing clients under our service fee-based contracts.

     The financial statements included elsewhere in this report include references to system revenue. We believe system revenue provides a consistent basis for reporting revenue from period to period, regardless of the change in contract type, as discussed above. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. We believe that period to period comparisons of operating results are not always meaningful and that the results for any period should not be relied upon as an indication of future performance. For the year ended December 31, 2000, service fee-based contracts accounted for 97.3% of our revenue, and commission based contracts accounted for 2.7% of our revenue. For the year ended December 31, 1999, service fee-based contracts accounted for 79.2% of our revenue, and commission-based contracts accounted for 20.8% of our revenue.

     Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts and Internet connectivity and bandwidth costs associated with ad serving. Additionally, cost of revenue includes contest fees and insurance expense related to direct marketing promotions. We expect cost of revenue to increase on an absolute dollar basis in future periods as our revenue increases and as more of the contracts with Web publishers are structured as service fee-based contracts.

     Our revenue has historically been, and we expect it to continue to be, subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first calendar quarter of each year. Additionally, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 AND 1999

     Revenue. Revenue increased 464.7% to $52.0 million for the year ended December 31, 2000 from $9.2 million for the year ended December 31, 1999. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered. In addition, this increase was partly attributable to our adoption of service fee-based contracts and the initiation of our charging service fees to customers for the use of our adMonitor technology.

     System Revenue. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Although system revenue is not recognized under accounting principles generally accepted in the United States, we believe that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another. System revenue increased 283.4% to $58.9 million for the year ended December 31, 2000 from $15.4 million for the year ended December 31, 1999. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered, as well as the initiation of our charging service fees to customers for the use of our adMonitor technology.

     Cost of Revenue. Cost of revenue was $31.1 million for the year ended December 31, 2000 and $4.8 million for the year ended December 31, 1999.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses increased to $16.8 million, or 32.3% of revenue, for the year ended December 31, 2000, compared to $4.9 million or 52.9% of revenue, for the year ended December 31, 1999. This increase was primarily due to an increase in the number of sales and marketing personnel and the related commissions payable due to the 464.7% increase in revenue. Our sales and marketing organization has grown to 145 employees as of December 31, 2000 from 75 employees as of December 31, 1999. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel, expand into new markets and continue to promote our advertising solutions.

     Research and Development. Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our adMonitor technology. To date, all research and development costs have been expensed as incurred. Research and development expenses increased to $11.9 million, or 23.0% of revenue, for the year ended December 31, 2000, compared to $2.6 million, or 28.1% of revenue, for the year ended December 31, 1999. This increase was due primarily to the deployment and enhancement of our adMonitor technology. We expect research and development expenses to increase on an absolute dollar basis in future periods.

     General and Administrative. General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses increased to $17.0 million, or 32.7% of revenue, for the year ended December 31, 2000, compared to $4.5 million, or 49.1% of revenue, for the year ended December 31, 1999. This increase was primarily a result of increases in personnel expenses, professional service fees and facility expenses necessary to support our growth. We expect general and administrative expenses to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company. For the year ended December 31, 2000 and 1999, our bad debt expense related to uncollected advertising fees was $5.4 million and $645,000, respectively.

     Interest Income, Net. Net interest income primarily consists of interest earned on cash balances, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Net interest income was $5.2 million for the year ended December 31, 2000. Net interest income was $30,000 for the year ended December 31, 1999. The increase in interest income resulted primarily from interest income on the cash proceeds from our initial public offering of common stock.

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

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses were $4.9 million, or 52.9% of revenue, for the year ended December 31, 1999, and $1.4 million, or 62.2% of revenue, for the year ended December 31, 1998. This increase was primarily due to an increase in the number of sales and marketing personnel. Our sales and marketing organization has grown to 75 employees as of December 31, 1999 from six employees as of January 1, 1998.

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

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth unaudited quarterly statement of operations data for the eight quarters ended December 31, 2000 in dollars and as a percentage of revenue. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited financial statements and the notes to the financial statements appearing elsewhere in this report.

                                                         THREE MONTHS ENDED
                            -----------------------------------------------------------------------------
                              MAR. 31,        JUN. 30,        SEP. 30,        DEC. 31,        MAR. 31,
                                1999            1999            1999            1999            2000
                            -------------   -------------   -------------   -------------   -------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
 Revenue..................     $  753          $ 1,168         $ 2,052         $ 5,227         $ 8,583
 Operating expenses:
   Cost of revenue........          2              307           1,027           3,415           5,455
   Sales and marketing....        803            1,003           1,182           1,878           2,908
   Research and
     development..........        139              252           1,013           1,176           2,181
   General and
     administrative.......        528              812           1,368           1,813           4,015
                               ------          -------         -------         -------         -------
 Total operating
   expenses...............      1,472            2,374           4,590           8,282          14,559
                               ------          -------         -------         -------         -------
 Operating loss...........       (719)          (1,206)         (2,538)         (3,055)         (5,976)
 Interest income
   (expense), net.........         11              (16)            (47)             82             978
                               ------          -------         -------         -------         -------
 Loss before provision for
   taxes..................       (708)          (1,222)         (2,585)         (2,973)         (4,998)
 Provision for income
   taxes..................         --               --              --               1              --
                               ------          -------         -------         -------         -------
 Net loss.................       (708)          (1,222)         (2,585)         (2,974)         (4,998)
 Cumulative dividends on
   participating Preferred
   stock..................        (20)             (20)         (1,204)           (225)             (2)
                               ------          -------         -------         -------         -------
 Net loss attributed to
   common Stockholders....     $ (728)         $(1,242)        $(3,789)        $(3,199)        $(5,000)
                               ======          =======         =======         =======         =======
 Net loss per share:
   Basic/diluted..........     $(0.11)         $ (0.19)        $ (0.57)        $ (0.48)        $ (0.30)
                               ======          =======         =======         =======         =======
 Weighted average number
   of common shares
   outstanding:
   Basic/diluted..........      6,667            6,667           6,667           6,693          16,584
                               ======          =======         =======         =======         =======
SUPPLEMENTAL DATA:
 System revenue (1).......     $2,529          $ 3,101         $ 3,602         $ 6,134         $10,387
                               ======          =======         =======         =======         =======

                                         THREE MONTHS ENDED
                            ---------------------------------------------
                              JUN. 30,        SEP. 30,        DEC. 31,
                                2000            2000            2000
                            -------------   -------------   -------------
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
 Revenue..................     $12,225         $14,683         $16,462
 Operating expenses:
   Cost of revenue........       8,024           8,974           8,694
   Sales and marketing....       3,494           4,593           5,774
   Research and
     development..........       3,214           3,387           3,125
   General and
     administrative.......       3,436           4,516           5,031
                               -------         -------         -------
 Total operating
   expenses...............      18,168          21,470          22,624
                               -------         -------         -------
 Operating loss...........      (5,943)         (6,787)         (6,162)
 Interest income
   (expense), net.........       1,439           1,433           1,308
                               -------         -------         -------
 Loss before provision for
   taxes..................      (4,504)         (5,354)         (4,854)
 Provision for income
   taxes..................          --              --              (2)
                               -------         -------         -------
 Net loss.................      (4,504)         (5,354)         (4,856)
 Cumulative dividends on
   participating Preferred
   stock..................          --              --              --
                               -------         -------         -------
 Net loss attributed to
   common Stockholders....     $(4,504)        $(5,354)        $(4,856)
                               =======         =======         =======
 Net loss per share:
   Basic/diluted..........     $ (0.20)        $ (0.23)        $ (0.20)
                               =======         =======         =======
 Weighted average number
   of common shares
   outstanding:
   Basic/diluted..........      21,985          23,472          24,030
                               =======         =======         =======
SUPPLEMENTAL DATA:
 System revenue (1).......     $14,023         $16,171         $18,333
                               =======         =======         =======

---------------
(1) System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Although system revenue is not recognized under accounting principles generally accepted in the United States, we believe that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another.

     Our system revenue increased during each quarter of the last eight quarters. Quarterly system revenue increased 22.6% from the first to the second quarter, 16.1% from the second to the third quarter and 70.3% from the third to fourth quarter of 1999. Quarterly system revenue increased 69.3% from the fourth quarter of 1999 to the first quarter of 2000. Quarterly system revenue increased 35.0% from the first quarter to the second quarter, 15.3% from the second to the third quarter, and 13.4% from the third to the fourth quarter of 2000. Quarterly growth was due to increases in the number of advertising customers, the number of Web publishers on our network, the number of ads delivered and adMonitor service fees.

                                                                          THREE MONTHS ENDED
                                     --------------------------------------------------------------------------------------------
                                     MAR. 31,    JUN. 30,    SEP. 30,    DEC. 31,    MAR. 31,    JUN. 30,    SEP. 30,    DEC. 31,
                                       1999        1999        1999        1999        2000        2000        2000        2000
                                     --------    --------    --------    --------    --------    --------    --------    --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue..........................   100.0%       100.0%      100.0%     100.0%      100.0%      100.0%      100.0%      100.0%
  Operating expenses:
    Cost of revenue................     0.3         26.3        50.0       65.3        63.6        65.6        61.1        52.8
    Sales and marketing............   106.6         85.9        57.6       35.9        33.9        28.6        31.3        35.1
    Research and development.......    18.5         21.6        49.4       22.5        25.4        26.3        23.1        19.0
    General and administrative.....    70.1         69.5        66.7       34.7        46.8        28.1        30.7        30.6
                                      -----       ------      ------      -----       -----       -----       -----       -----
Total operating expenses...........   195.5        203.3       223.7      158.4       169.7       148.6       146.2       137.5
                                      -----       ------      ------      -----       -----       -----       -----       -----
Operating loss.....................   (95.5)      (103.3)     (123.7)     (58.4)      (69.7)      (48.6)      (46.2)      (37.5)
Interest income (expense), net.....     1.4         (1.3)       (2.2)       1.6        11.4        11.8         9.8         7.9
                                      -----       ------      ------      -----       -----       -----       -----       -----
Loss before provision for taxes....   (94.1)      (104.6)     (125.9)     (56.9)      (58.3)      (36.8)      (36.4)      (29.6)
Provision for income taxes.........      --           --          --         --          --          --          --          --
                                      -----       ------      ------      -----       -----       -----       -----       -----
Net loss...........................   (94.1)%     (104.6)%    (125.9)%    (56.9)%     (58.3)%     (36.8)%     (36.4)%     (29.6)%

     Our revenue increased during each of the last eight quarters. In 1999, quarterly revenue increased 55.1% from the first to second quarter, 75.7% from the second to the third quarter and 154.7% from the third to the fourth quarter. Quarterly revenue increased 64.2% from the fourth quarter of 1999 to the first quarter of 2000. In 2000, quarterly revenue increased 42.4% from the first to the second quarter, 20.1% from the second to the third quarter and 12.1% from the third to the fourth quarter. Quarterly revenue growth was primarily due to increases in the number of advertising clients, the number of Web sites on our network, the number of ads delivered and adMonitor service fees.

     Increases in total operating expenses were due primarily to the addition of sales, technical and administrative personnel needed to sustain our growth and further develop our infrastructure.

     Our revenue has historically been, and we expect it to continue to be, subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first calendar quarter of each year. Additionally, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns.

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

     Net cash used by operating activities was $22.0 million for the year ended December 31, 2000, $6.3 million for the year ended December 31, 1999 and $1,000 for the year ended December 31, 1998.

Cash used in operating activities for the year ended December 31, 2000 resulted from a net loss of $19.7 million, as well as a $9.5 million increase in accounts receivable, partially offset by a $2.9 million increase in accounts payable and accrued expenses, a $1.2 decrease in prepaids and other current assets and a $945,000 increase in deferred revenue. Cash used in operating activities for the year ended December 31, 1999 resulted from a net loss of $7.5 million, as well as a $2.8 million increase in accounts receivable and a $1.1 million increase in prepaids and other current assets partially offset by a $3.5 million increase in accounts payable and a $1.4 million increase in accrued expenses. Cash provided by operating activities for the year ended December 31, 1998 resulted from a $834,000 increase in accounts payable and a $200,000 increase in accrued liabilities, partially offset by a $290,000 net loss and a $626,000 increase in accounts receivable.

     Net cash used in investing activities was $16.0 million for the year ended December 31, 2000, $1.1 million for the year ended December 31, 1999, $323,000 for the year ended December 31, 1998. Cash used in investing activities was primarily related to purchases of approximately $13.9 million in property and equipment related to research and development. In addition, net cash used in investing activities for the year ended December 31, 2000 includes $196,000 related to costs associated with the acquisition of webMillion and $2.0 million related to the investment in Zondigo, Inc.

     Net cash provided by financing activities was $103.8 million for the year ended December 31, 2000, $12.2 million for the year ended December 31, 1999, and $2.2 million for the year ended December 31, 1998. Cash provided by financing activities for the year ended December 31, 2000 resulted primarily from approximately $102.6 million in net proceeds from our initial public offering of common stock. Cash provided by financing activities for the year ended December 31, 1999 resulted primarily from the proceeds from our private placement of equity securities. Cash provided by financing activities for the year ended December 31, 1998 resulted primarily from the sale of Series A preferred stock.

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

ACQUISITION OF WEBMILLION.COM

     On July 24, 2000, L90, Inc. completed the merger with webMillion.com. Pursuant to the Merger Agreement, we issued 1,901,381 shares of our common stock to all the shareholders of webMillion. Holders of warrants of webMillion received, in the aggregate, the right to purchase from us 98,619 shares of our common stock at a price per share of $1.9792. A total of 361,063 of the merger shares are being held in a three year escrow as security for the indemnification obligations of webMillion's former shareholders pursuant to the Merger Agreement. A majority of outstanding voting securities of webMillion were owned by Messrs. Hauser and Adcock. The transaction was structured as a reverse triangular merger and will be accounted for through the purchase method of accounting. As a result of the tax free purchase, webMillion now is our wholly-owned subsidiary. There is no material relationship between Messrs. Hauser and Adcock, us, our affiliates, any of our directors or officers, or any associate of any such director or officer.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

INTEREST RATE RISK

     The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in money market funds. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. The potential change noted above is based on sensitivity analysis performed by us as of December 31, 2000.

     We did not hold derivative financial instruments as of December 31, 2000, and have never held these instruments in the past.

FOREIGN CURRENCY

     Currently all of our sales and expenses are denominated in U.S. dollars and as a result we have experienced no foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies during 2001, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

     Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         INDEX TO FINANCIAL STATEMENTS

                                   L90, INC.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   28
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   29
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   30
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   31
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   32
Notes to Consolidated Financial Statements..................   33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of L90, Inc.:

     We have audited the accompanying consolidated balance sheets of L90, Inc. (a Delaware Corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L90, Inc. and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Los Angeles, California
February 9, 2001

                            L90, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
Current Assets:
  Cash and cash equivalents.................................  $ 72,653,394    $ 6,895,938
  Accounts receivable, net of allowance of $2,671,039 and
     $668,010 at December 31, 2000 and 1999, respectively...    13,964,680      4,128,069
  Notes receivable from officers............................     1,480,000             --
  Prepaid expenses and other assets.........................     2,551,166      1,341,950
                                                              ------------    -----------
          Total current assets..............................    90,649,240     12,365,957
                                                              ------------    -----------
  Restricted cash...........................................     2,618,632      1,268,632
  Goodwill, net of accumulated amortization of $416,380 at
     December 31, 2000......................................    19,569,848             --
  Investment in Zondigo.....................................     1,950,000             --
  Property and equipment:
     Equipment..............................................    16,566,587      2,695,847
     Furniture and fixtures.................................       245,760         70,006
     Leasehold improvements.................................        41,606         32,421
                                                              ------------    -----------
                                                                16,853,953      2,798,274
     Less -- Accumulated depreciation and amortization......    (4,273,527)      (296,808)
                                                              ------------    -----------
  Property and equipment, net...............................    12,580,426      2,501,466
                                                              ------------    -----------
          Total assets......................................  $127,368,146    $16,136,055
                                                              ============    ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  7,642,170    $ 4,693,881
  Accrued expenses..........................................     2,813,350      1,686,274
  Current portion of note payable...........................       486,708        414,222
  Current portion of long-term capital lease obligations....       410,821        256,928
  Deferred revenues.........................................       944,852             --
  Accrued dividends.........................................            --        401,139
                                                              ------------    -----------
          Total current liabilities.........................    12,297,901      7,452,444
  Note payable, net of current portion......................       524,976        928,702
  Long-term capital lease obligations, net of current
     portion................................................       252,465        442,710
                                                              ------------    -----------
          Total liabilities.................................    13,075,342      8,823,856
                                                              ------------    -----------
Stockholders' Equity:
  Preferred stock, $0.001 par value, 6,998,000 shares
     authorized:
     Series A preferred stock, $0.001 par value, 0 and 2,000
      shares authorized, issued and outstanding, including
      paid-in-capital of 0 and 2,077,501 at December 31,
      2000 and 1999, respectively...........................            --      2,077,503
     Series B preferred stock, $0.001 par value, 5,000,000
      shares authorized, 0 and 4,107,044 shares issued and
      outstanding, including paid-in-capital of 0 and
      9,348,823 at December 31, 2000 and 1999,
      respectively..........................................            --      9,352,930
     Series C preferred stock, $0.001 par value, 3,000,000
      shares authorized, 0 and 1,307,190 shares issued and
      outstanding, including paid-in-capital of 0 and
      4,574,279 at December 31, 2000 and 1999,
      respectively..........................................            --      4,575,586
     Common stock, $0.001 par value, 53,333,333 shares
      authorized, 23,998,409 and 6,693,333 shares issued and
      outstanding at December 31, 2000 and 1999,
      respectively..........................................        24,096          6,693
  Additional paid-in capital................................   142,845,553        181,901
  Notes receivable for common stock.........................       (24,749)       (43,750)
  Retained deficit..........................................   (28,552,096)    (8,838,664)
                                                              ------------    -----------
          Total stockholders' equity........................   114,292,804      7,312,199
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $127,368,146    $16,136,055
                                                              ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          2000           1999           1998
                                                      ------------    -----------    ----------
Revenue:
  Service fee-based revenue.........................  $ 50,541,687    $ 7,282,892    $       --
  Commission-based revenue..........................     1,411,114      1,917,907     2,189,433
                                                      ------------    -----------    ----------
          Total revenue.............................    51,952,801      9,200,799     2,189,433
                                                      ------------    -----------    ----------
Operating expenses:
  Cost of service fee and other revenue.............    31,147,238      4,751,034            --
  Sales and marketing...............................    16,768,724      4,865,678     1,361,856
  Research and development..........................    11,907,197      2,581,070       138,402
  General and administrative........................    16,997,216      4,520,895       995,435
                                                      ------------    -----------    ----------
          Total operating expenses..................    76,820,375     16,718,677     2,495,693
                                                      ------------    -----------    ----------
Operating loss......................................   (24,867,574)    (7,517,878)     (306,260)
Interest income, net................................     5,158,153         30,397        17,491
                                                      ------------    -----------    ----------
Loss before provision for income taxes..............   (19,709,421)    (7,487,481)     (288,769)
Provision for income taxes..........................         1,600            800           800
                                                      ------------    -----------    ----------
Net loss............................................  $(19,711,021)   $(7,488,281)   $ (289,569)
                                                      ============    ===========    ==========
Cumulative dividends on participating preferred
  stock.............................................        (2,411)    (1,469,823)      (23,233)
                                                      ------------    -----------    ----------
Net loss attributable to common stockholders........  $(19,713,432)   $(8,958,104)   $ (312,802)
                                                      ============    ===========    ==========
Net loss per share:
  Basic/Diluted.....................................  $      (0.92)   $     (1.34)   $    (0.05)
                                                      ============    ===========    ==========
Weighted average number of common shares
  outstanding:
  Basic/Diluted.....................................    21,535,290      6,675,361     6,666,667
                                                      ============    ===========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           NOTES
                                                                                         RECEIVABLE
                                                                           ADDITIONAL       FOR         RETAINED
                                        PREFERRED     CAPITAL   COMMON      PAID-IN        COMMON       EARNINGS
                                          STOCK       ACCOUNT    STOCK      CAPITAL        STOCK       (DEFICIT)        TOTAL
                                       ------------   -------   -------   ------------   ----------   ------------   ------------
BALANCE at December 31, 1997.........  $         --   $ 8,068   $    --   $         --   $      --    $    487,242   $    495,310
Net loss.............................            --        --        --             --          --        (289,569)      (289,569)
Issuance of Series A preferred
 stock...............................     2,000,000        --        --             --          --              --      2,000,000
Issuance of common stock.............            --        --        --         43,750     (43,750)             --             --
Distributions to shareholders........            --        --        --             --          --         (50,000)       (50,000)
Conversion to C-corporation..........            --    (8,068)    6,667          6,401          --          (5,000)            --
Accrual of cumulative dividends on
 participating preferred stock.......            --        --        --             --          --         (23,233)       (23,233)
                                       ------------   -------   -------   ------------   ---------    ------------   ------------
BALANCE at December 31, 1998.........     2,000,000        --     6,667         50,151     (43,750)        119,440      2,132,508
Net loss.............................            --        --        --             --          --      (7,488,281)    (7,488,281)
Issuance of Series B preferred stock,
 net of costs of $706,471............     8,957,694        --        --             --          --              --      8,957,694
Issuance of Series C preferred stock,
 net of costs of $45,505.............     3,956,408        --        --             --          --              --      3,956,408
Issuance of common stock for
 options.............................            --        --        26         93,974          --              --         94,000
Issuance of debt related warrants....            --        --        --         37,776          --              --         37,776
Issuance of preferred stock
 warrants............................     1,091,917        --        --             --          --      (1,091,917)            --
Accrual of cumulative dividends on
 participating preferred stock.......            --        --        --             --          --        (377,906)      (377,906)
                                       ------------   -------   -------   ------------   ---------    ------------   ------------
BALANCE at December 31, 1999.........    16,006,019        --     6,693        181,901     (43,750)     (8,838,664)     7,312,199
Net loss.............................            --        --        --             --          --     (19,711,021)   (19,711,021)
Conversion of preferred stock into
 common stock........................   (16,006,019)       --     5,276     16,000,743          --              --             --
Issuance of common upon IPO, net of
 costs of $9,537,405.................            --        --     7,475    102,580,120          --              --    102,587,595
Notes receivable for exercise of
 options.............................            --        --       267        101,066    (101,333)             --             --
Repayment of notes receivable for
 common stock........................            --        --        --             --     120,334              --        120,334
Issuance of common stock for
 options.............................            --        --       234        433,580          --              --        433,814
Issuance of common stock for purchase
 of webMillion.......................            --        --     2,000     19,498,001          --              --     19,500,001
Exercise of warrants.................            --        --     1,113      3,842,680          --              --      3,843,793
Issuance of warrant..................            --        --        --        208,500          --              --        208,500
Cashless exercise of warrants........            --        --     1,038         (1,038)         --              --             --
Accrual of cumulative dividends on
 participating preferred stock.......            --        --        --             --          --          (2,411)        (2,411)
                                       ------------   -------   -------   ------------   ---------    ------------   ------------
BALANCE at December 31, 2000.........  $         --   $    --   $24,096   $142,845,553   $ (24,749)   $(28,552,096)  $114,292,804
                                       ============   =======   =======   ============   =========    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  2000           1999           1998
                                                              ------------    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(19,711,021)   $(7,488,281)   $ (289,569)
  Adjustments to reconcile net loss to cash used in
    operating activities --
    Depreciation and amortization...........................     4,393,098        297,245        30,885
    Non-cash charge for warrants issued.....................       208,500             --            --
    Changes in assets and liabilities:
      Increase in accounts receivable.......................    (9,529,816)    (2,817,612)     (626,420)
      Increase in prepaid expenses and other assets.........    (1,185,193)    (1,145,388)     (171,237)
      Increase in accounts payable..........................     2,194,982      3,515,931       833,950
      Increase in accrued expenses..........................       725,940      1,385,604       200,430
      Increase (decrease) in deferred revenues..............       944,852        (53,417)       22,999
                                                              ------------    -----------    ----------
        Net cash used in operating activities...............   (21,958,658)    (6,305,918)        1,038
                                                              ------------    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................   (13,923,619)    (1,100,717)     (322,762)
  Investment in Zondigo.....................................    (1,950,000)            --            --
  Acquisition costs for webMillion, net of cash acquired....      (195,797)            --            --
                                                              ------------    -----------    ----------
        Net cash used in investing activities...............   (16,069,416)    (1,100,717)     (322,762)
                                                              ------------    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under capital lease
    obligations.............................................      (367,593)       451,251       248,387
  Notes receivable from officers............................    (1,480,000)            --            --
  Restricted cash...........................................    (1,350,000)    (1,268,632)           --
  Proceeds from initial public offering, net of issuance
    costs...................................................   102,587,595             --            --
  Repayment of notes receivable for common stock............       120,334             --            --
  Exercise of warrants......................................     3,843,793             --            --
  Distribution of dividends.................................        (2,413)            --       (50,000)
  Series A preferred stock, net.............................            --             --     2,000,000
  Series B preferred stock, net.............................            --      8,957,694            --
  Series C preferred stock, net.............................            --      3,956,408            --
  Exercise of common stock options..........................       433,814         94,000            --
                                                              ------------    -----------    ----------
        Net cash provided by financing activities...........   103,785,530     12,190,721     2,198,387
                                                              ------------    -----------    ----------
Net increase in cash........................................    65,757,456      4,784,086     1,876,663
Cash and cash equivalents, beginning of year................     6,895,938      2,111,852       235,189
                                                              ------------    -----------    ----------
        Cash and cash equivalents, end of year..............  $ 72,653,394    $ 6,895,938    $2,111,852
                                                              ============    ===========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $    209,386    $   124,577    $   15,555
                                                              ============    ===========    ==========
  Income taxes..............................................  $      1,600    $       800    $       --
                                                              ============    ===========    ==========
Acquisition of webMillion:
  Fair value of assets acquired.............................  $   (462,877)   $        --    $       --
  Liabilities assumed.......................................       753,307             --            --
  Goodwill..................................................   (19,769,752)            --            --
  Less common stock issued for acquisition..................    19,500,001             --            --
                                                              ------------    -----------    ----------
  Net cash acquired for webMillion..........................        20,679             --            --
  Acquisition costs for webMillion..........................      (216,476)            --            --
                                                              ------------    -----------    ----------
  Acquisition costs for webMillion, net of cash acquired....  $   (195,797)   $        --    $       --
                                                              ============    ===========    ==========
SUMMARY OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Notes receivable for common stock.........................  $    (24,749)   $        --    $  (43,750)
                                                              ============    ===========    ==========
  Accrued dividends.........................................  $      2,411    $   377,906    $   23,233
                                                              ============    ===========    ==========
  Acquisition of software license in exchange for note......  $         --    $ 1,342,924    $       --
                                                              ============    ===========    ==========
  Cashless exercise of warrants.............................  $      1,038    $        --    $       --
                                                              ============    ===========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

 1. DESCRIPTION OF THE BUSINESS

     L90, Inc. and Subsidiary (the "Company") is an Internet-based provider of marketing solutions for advertisers and Web publishers. The Company provides fully-outsourced ad sales, as well as ad serving, tracking technology, direct marketing and sweepstakes promotions. The Company develops targeted marketing campaigns that leverage the capabilities of the Internet. The Company's adMonitor technology platform provides Web publishers, marketers and agencies with the ability to target, deliver, measure and analyze their marketing campaigns.

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

     System revenue represents the full value of gross billings for ads sold under either commission-based or service fee-based contracts and is not affected by the mix of such contracts. Although system revenue is not recognized under accounting principles generally accepted in the United States, the Company believes that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another. Revenue of the Company was derived from system revenue of $58,914,872, $15,365,966 and $8,023,501, for the years ended December 31, 2000, 1999 and 1998, respectively.

  b. Current Vulnerability Due to Certain Concentrations

     The Company sells advertising space to its customers. For the years ended December 31, 2000, 1999 and 1998, there were no advertising customers that comprised greater than 10 percent of revenue.

     The Company purchases advertising space from its Web site partners. For the year ended December 31, 1998, the two largest Web site partners accounted for
36.3 percent and 12.0 percent of revenue respectively. For the year ended December 31, 1999, no Web site partner comprised greater than 10 percent of revenue. For the year ended December 31, 2000, the largest Web site partner accounted for 14.2 percent of revenue. No other Web site partner accounted for 10 percent or more of the advertising space sold to generate revenue. The loss of the largest Web site partner could have an adverse effect on the Company's operations.

                            L90, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

  c. Cash and Cash Equivalents

     For purposes of the balance sheets and statements of cash flows, cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less.

     The Company maintained its cash balances in six financial institutions during 2000 and two financial institutions during 1999. The cash balances in each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2000 and 1999, the Company's uninsured cash balances totaled $74,972,025 and $7,964,570, respectively.

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

                            L90, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

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

  k. Stock-Based Compensation

     Accounting principles generally accepted in the United States ("GAAP") permit companies to use either of two alternative accounting methods to recognize employee stock-based compensation. Under the first accounting method, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. The Company follows this accounting method, which it believes better reflects the motivation for its issuance of stock options, namely, that they are incentives for future performance rather than compensation for past performance. Under the second accounting method, issuers record compensation expense over the period they are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense recognized over this term is the "fair value" of the options at the time of the grant as determined by an option pricing model. The option pricing model attributes fair value to the options based upon the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the officer or director exercised the options. Pro forma disclosures of net income under this method are presented in
Note 7.

  l. Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  m. Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000 as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in the earnings unless specific hedge accounting criteria are met. The Company did not have any derivative instruments as of

                            L90, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

December 31, 2000 and 1999 and believes that the adoption of SFAS No. 133 will not have a material impact on its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, disclosure and presentation of revenue in financial statements. SAB 101, as amended by SAB 101A and SAB101B, is required to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We believe that our revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 will have no material impact on our financial position or the results of operations.

     In March 2000, the FASB issued interpretation No. 44, Accounting For Certain Transactions Involving Stock Compensation -- an Interpretation of Accounting Principles Board ("APB") Opinion NO. 25." The Interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by the effective date, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final Interpretation, (a) no adjustments would be made to the financial statement for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this new Interpretation had no impact on the Company's consolidated financial statements based on the current structure and operations.

  n. Principles of Consolidation

     The Company's consolidated financials as of December 31, 2000 and 1999 include the accounts of the Company and its subsidiary from its respective date of acquisition (see note 3). All significant intercompany transactions and balances have been eliminated in consolidation.

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

                            L90, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

  b. Stock Split

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

  c. Series A Preferred Stock Financing

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

                            L90, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

  e. Series C Preferred Stock Financing

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

  f. Warrants

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

 5. DEBT

     On November 29, 1999, the Company acquired a software license in exchange for a promissory note for $1,453,715. The note bears interest at 7.86% per annum. This note is collateralized by a standby letter of credit for a total of $1,208,632. At December 31, 2000 and 1999, the Company had pledged $1,208,632 of cash as collateral for this outstanding letter of credit. Remaining principal payments due under the note are $486,708 and $524,976 for the years ending December 31, 2001 and 2002, respectively.

     On November 29, 1999, the Company obtained a standby letter of credit for a total of $60,000. At December 31, 2000 and 1999, the Company had pledged $60,000 of cash as collateral for this outstanding letter of credit.

                            L90, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

     On March 28, 2000 the Company obtained a standby letter of credit for a total of $600,000. At December 31, 2000, the Company had pledged $600,000 of cash as collateral for this outstanding letter of credit.

     On October 27, 2000, the Company obtained a standby letter of credit in the amount of $750,000. At December 31, 2000, the Company had pledged $750,000 of cash as collateral for this outstanding letter of credit.

 6. INCOME TAXES

     During 1998, the Company was an S-corporation and the federal and state taxes were the responsibility of stockholders rather than the Company. Effective November 30, 1998, the Company became a C-corporation for income tax purposes. Pursuant to this election, such taxes will be the responsibility of the Company rather than the stockholders.

     Deferred income taxes arise as a result of temporary differences in the methods used to determine income for financial reporting purposes versus income for tax reporting purposes. These differences result primarily from accruals, reserves and net operating losses carrying forward.

     The provision for income taxes for December 31, 2000 and 1999 consists of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000           1999
                                                             -----------    ----------
Current:
  Federal..................................................  $        --    $       --
  State....................................................        1,600           800
                                                             -----------    ----------
                                                                   1,600           800
Deferred...................................................   10,077,192     2,981,483
                                                             -----------    ----------
                                                              10,078,792     2,982,283
Less: Valuation Allowance..................................   10,077,192     2,981,483
                                                             -----------    ----------
                                                             $     1,600    $      800
                                                             ===========    ==========

     Significant components of the Company's deferred tax assets at December 31, 2000 and 1999 are comprised primarily of net operating loss carry forwards and are summarized as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------    -----------
Net operating loss carry forward.........................  $  8,770,338    $ 2,526,389
Accrued other............................................     1,306,854        455,094
                                                           ------------    -----------
Gross deferred tax asset.................................    10,077,192      2,981,483
Less: Valuation Allowance................................   (10,077,192)    (2,981,483)
                                                           ------------    -----------
                                                           $         --    $        --
                                                           ============    ===========

     At December 31, 2000 and 1999, the Company provided a valuation allowance for net deferred tax assets which management determined were "more likely than not" to be unrealizable. As a result, no deferred tax assets have been recorded by the Company.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. If the Company should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted.

                            L90, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

 7. STOCK OPTIONS AND WARRANTS

  a. Stock Options

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

     Employee transactions during the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                               2000                          1999                         1998
                                    ---------------------------   ---------------------------   -------------------------
                                                    WEIGHTED                      WEIGHTED                    WEIGHTED
                                                    AVERAGE                       AVERAGE                     AVERAGE
      EMPLOYEE STOCK OPTIONS          SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
      ----------------------        ----------   --------------   ----------   --------------   --------   --------------
Outstanding at beginning of
  period..........................   2,151,734       $2.82           582,000       $0.86              --       $  --
Granted...........................   3,477,903        7.87         1,644,400        3.51         648,667        0.89
Exercised.........................    (502,041)       1.06           (26,666)       3.53              --          --
Forfeited.........................    (283,473)       8.56           (48,000)       2.23         (66,667)       1.20
                                    ----------       -----        ----------       -----        --------       -----
Outstanding at end of period......   4,844,123       $7.35         2,151,734       $2.82         582,000       $0.86
                                    ==========       =====        ==========       =====        ========       =====
Options exercisable at end of
  period..........................     833,287                       816,666                          --
Weighted average fair value of
  options granted during period...  $     7.84                    $     2.31                    $   0.60

     The following table summarizes information about employee stock options outstanding at December 31, 2000:

                                WEIGHTED AVERAGE
   RANGE OF         NUMBER         REMAINING
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE
---------------   -----------   ----------------
$ 1.20 - $ 1.50      137,941       7.90 years
$ 3.53 - $ 4.94    3,208,912       9.30 years
$ 5.50 - $ 8.25      307,097       9.60 years
$ 8.38 - $10.25      677,147       9.50 years
$14.44 - $21.06      434,227       9.10 years
$22.38 - $27.75       78,799       9.20 years
                   ---------       ----------
                   4,844,123       9.30 years
                   =========       ==========

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. No compensation cost has been recognized for its employee stock option grants, which are fixed in nature, as the options have been granted with an exercise price equal to the then current fair market value of the Company's stock as determined by the Company's Board of Directors. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FASB Statement No. 123, "Accounting for Stock-Based Compensation,"

                            L90, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

the Company's net loss for the years ended December 31, 2000, 1999 and 1998 would have been increased to the pro forma amounts indicated below:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    2000           1999         1998
                                                 -----------    ----------    --------
Net loss as reported...........................  $19,711,021    $7,488,281    $289,569
Pro forma adjustment...........................   27,548,868     1,092,595     137,769
                                                 -----------    ----------    --------
Pro forma loss.................................  $47,259,889    $8,580,876    $427,338
                                                 ===========    ==========    ========

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2000, 1999 and 1998: dividend yield of 0 percent; risk-free interest rates of 5.9 percent; expected life of five years; and an expected volatility of 135.3 percent for December 31, 2000 and 20 percent for the years ended December 31, 1999 and 1998.

  b. Common Stock Warrants

     In connection with an advertising agreement, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $15.00 per share. This warrant is only exercisable from January 29, 2001 through February 5, 2001. The fair value of the warrant was estimated at $209,000 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 65 percent; risk-free interest rate of 6.12 percent; and an expected life of one year. This warrant was not exercised and expired on February 5, 2001.

 8. COMMITMENTS AND CONTINGENCIES

  a. Litigation

     The Company may become subject to legal proceeding from time to time in the normal course of business. The Company is not currently involved in any litigation that management believes will have a material adverse effect on the Company's financial position or results of operations.

  b. Office Lease

     The Company leases office space in the following location: New York, NY. In addition, the Company has entered into the following lease agreements during the 12 months ended December 31, 2000:

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

                            L90, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

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

     The minimum rental commitments required under operating leases are as follows:

                         YEAR                           OPERATING LEASES
                         ----                           ----------------
2001..................................................     $1,767,500
2002..................................................      1,782,500
2003..................................................      1,644,500
2004..................................................      1,258,000
2005..................................................      1,164,000
Thereafter............................................        112,000
                                                           ----------
                                                           $7,728,500
                                                           ==========

  c. Capital Lease Commitments and Service Agreement

     The Company is committed under non-cancelable capital lease obligations for certain equipment. The equipment related to capital leases has an original cost of approximately $2,600,000, $873,000 and $274,000 at December 31, 2000, 1999
and 1998, respectively, with accumulated depreciation of approximately $839,000, $127,000 and $11,000, respectively.

     Future minimum annual payments under non-cancelable capital leases and service agreements are as follows as of December 31, 2000:

                                                                        SERVICE
                       YEAR                          CAPITAL LEASES    AGREEMENT
                       ----                          --------------    ----------
2001...............................................     $466,000       $  547,000
2002...............................................      236,000          547,000
2003...............................................       21,000               --
2004...............................................       11,000               --
Thereafter.........................................           --               --
                                                        --------       ----------
                                                         734,000        1,094,000
Less -- Amounts representing interest..............       70,000           82,000
Less -- Current Portion............................      411,000          547,000
                                                        --------       ----------
                                                        $253,000       $  465,000
                                                        ========       ==========

     During 1999, the Company entered into a three-year servicing agreement with a third party to provide Internet data service centers. If this agreement is terminated without cause, the Company will be assessed a fee equal to fifteen percent of the total contract value due to the service provider.

                            L90, INC. AND SUBSIDIARY

                               DECEMBER 31, 2000

 9. INVESTMENTS

     On November 22, 2000, the Company purchased a 19% interest in Zondigo, Inc., a wireless technology company. The cash purchase price for the shares was equal to $1.95 million. Concurrent with the investment, the Company and Zondigo entered into a strategic alliance and cross-licensing agreement, pursuant to which both parties have agreed to grant each other licenses to certain of their respective technologies. This investment is being accounted for under the cost method of accounting.

     Frank Addante, the Company's former Chief Technology Officer, serves as the Chairman of Zondigo. Peter Sealey, one of the Company's board members, also serves on the board of Zondigo. In addition, John Bohan, the Company's President, CEO and board member, serves on the board of Zondigo.

10. RELATED PARTY TRANSACTIONS

     In November 2000, the Company received $1,480,000 in notes receivable for loans to officers. These notes bear interest at 5.0% per annum and mature at the occurrence of the fifth anniversary of the date of the note or upon demand by the Holder. The notes are secured by a security interest in the officers' stock, as well as, all other personal property of the officers.

     During the year ended December 31, 2000, the Company provided technology, marketing and design consulting services to Zondigo. Zondigo paid the Company an aggregate of $800,000 for these services. Additionally, Zondigo paid the Company $150,000 as a licensing fee for its technology (see note 9).

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

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                  BALANCE AT    CHARGED TO                 BALANCE AT
                                                   BEGINNING    COSTS AND                    END OF
                  DESCRIPTION                      OF PERIOD     EXPENSES    DEDUCTIONS      PERIOD
                  -----------                     -----------   ----------   -----------   ----------
For the year ended December 31, 2000
  Allowance for doubtful accounts receivable....   $668,010     $5,365,660   $(3,362,631)  $2,671,039
For the year ended December 31, 1999
  Allowance for doubtful accounts receivable....   $142,952     $  644,602   $  (119,544)  $  668,010
For the year ended December 31, 1998
  Allowance for doubtful accounts receivable....   $ 69,860     $  142,952   $   (69,860)  $  142,952

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission on or before April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission on or before April 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission on or before April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission on or before April 30, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed As Part of This Report:

          (1) Index to Financial Statements

          The financial statements required by this item are included in Part II, Item 8 of this Report.

          (2) Financial Statement Schedules

          The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report.

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (b) Reports on Form 8-K.

          (1) We filed a Current Report on Form 8-K, Items 5 and 7, with the SEC on October 5, 2000, which amended our Current Report on Form 8-K, filed with the SEC on July 28, 2000.

          (2) We filed a Current Report on Form 8-K, Item 5, with the SEC on November 7, 2000.

     (c) Exhibits

 NUMBER                            DESCRIPTION
 ------                            -----------
 2.1*      Agreement of Merger dated September 15, 1999.
 3.1**     Amended and Restated Certificate of Incorporation.
 3.2*      Amended and Restated Bylaws.
 4.1*      See Exhibits 3.1 and 3.2 for provisions of the Amended and
           Restated Certificate of Incorporation and Bylaws of the
           Registrant defining the rights of holders of Common Stock of the Registrant.
 4.2*      Stock Purchase and Stockholders Agreement dated September
           14, 1998.
 4.3*      Registration Agreement dated August 6, 1999 (as amended).
 4.4*      Series C Registration Agreement dated September 22, 1999.
10.1*      1999 Stock Incentive Plan.
10.2**     Form of Incentive Stock Option Agreement.
10.3**     Form of Non-Statutory Stock Option Agreement.
10.4*      Warrant No. PP-99-1 dated June 7, 1999 issued to The Roman
           Arch Fund L.P.
10.5*      Warrant No. PP-99-2 dated June 7, 1999 issued to The Roman
           Arch Fund II L.P.
10.6*      Warrant No. IPO-99-1 dated June 7, 1999 issued to The Roman
           Arch Fund L.P.
10.7*      Warrant No. IPO-99-2 dated June 7, 1999 issued to The Roman
           Arch Fund II L.P.
10.8*      Form of Indemnification Agreement entered into between the
           Registrant and each of directors and executive officers.
10.9*      Employment Agreement entered into between the Registrant and
           John C. Bohan.
10.10*     Employment Agreement entered into between the Registrant and
           Christopher J. Cardinali.
10.11*     Employment Agreement entered into between the Registrant and
           Mark D. Roah (as amended).
10.12*     Employment Agreement entered into between the Registrant and
           Frank A. Addante (as amended).
10.13*     Employment Agreement entered into between the Registrant and
           Thomas A. Sebastian.
10.14*     Severance Agreement entered into between the Registrant and
           Thomas A. Sebastian.
10.15**    Payment Schedule Contract dated November 30, 1999 between
           L90 and Oracle Corporation.
10.16**    Master Lease Agreement dated January 5, 1999 between L90 and
           Sun Microsystems Finance.
10.17***   Agreement and Plan of Merger dated July 7, 2000 among L90,
           WM Acquisition Corp., webMillion.com, Inc., Anthony Hauser
           and Kenneth Adcock.
10.18      Office Lease dated October 25, 2000 between Registrant and
           Spieker Properties, L.P.
10.19      Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC.
10.20      Sub-Sublease Agreement dated February 28, 2000 between
           Registrant and Cravens & Company, Inc.
21.1****   Subsidiaries.
23.1       Consent of Arthur Andersen LLP.
24.1       Powers of Attorney (See Signature Page).
27.1       Financial Data Schedule.

---------------
* Previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference.

** Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on March 24, 2000, which is incorporated herein by reference.

*** Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2000, which is incorporated herein by reference.

**** Previously filed as an exhibit to the Registrant's Post-Effective Amendment
     No. 1 to S-1 Registration Statement filed July 28, 2000 with the Commission, which is incorporated herein by reference.

     (d) Financial Statement Schedules.

          Schedule II Valuation and Qualifying Accounts (see page 44).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          L90, INC.,
                                          a Delaware corporation

Date: March 29, 2001                      By:       /s/ JOHN C. BOHAN
                                            ------------------------------------
                                                       John C. Bohan
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                     CAPACITY                    DATE
                        ----                                     --------                    ----
                  /s/ JOHN C. BOHAN                    Director, President and Chief    March 29, 2001
-----------------------------------------------------  Executive Officer (Principal
                    John C. Bohan                           Executive Officer)

               /s/ THOMAS A. SEBASTIAN                 Senior Vice President, Chief     March 29, 2001
-----------------------------------------------------      Financial Officer and
                 Thomas A. Sebastian                        Assistant Secretary
                                                       (Principal Financial Officer
                                                         and Principal Accounting
                                                                 Officer)

              /s/ WILLIAM M. APFELBAUM                   Chairman of the Board of       March 29, 2001
-----------------------------------------------------            Directors
                William M. Apfelbaum

                  /s/ MARK D. ROAH                               Director               March 29, 2001
-----------------------------------------------------
                    Mark D. Roah

            /s/ CHRISTOPHER J. CARDINALI                         Director               March 29, 2001
-----------------------------------------------------
              Christopher J. Cardinali

                                                                 Director               March   , 2001
-----------------------------------------------------
                 Peter G. Diamandis

                                                                 Director               March   , 2001
-----------------------------------------------------
                   Glenn S. Meyers

                                                                 Director               March   , 2001
-----------------------------------------------------
                  G. Bruce Redditt

                  /s/ PETER SEALEY                               Director               March 29, 2001
-----------------------------------------------------
                    Peter Sealey

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
2.1*      Agreement of Merger dated September 15, 1999.
3.1**     Amended and Restated Certificate of Incorporation.
3.2*      Amended and Restated Bylaws.
4.1*      See Exhibits 3.1 and 3.2 for provisions of the Amended and
          Restated Certificate of Incorporation and Bylaws of the
          Registrant defining the rights of holders of Common Stock of the Registrant.
4.2*      Stock Purchase and Stockholders Agreement dated September
          14, 1998.
4.3*      Registration Agreement dated August 6, 1999 (as amended).
4.4*      Series C Registration Agreement dated September 22, 1999.
10.1*     1999 Stock Incentive Plan.
10.2**    Form of Incentive Stock Option Agreement.
10.3**    Form of Non-Statutory Stock Option Agreement.
10.4*     Warrant No. PP-99-1 dated June 7, 1999 issued to The Roman
          Arch Fund L.P.
10.5*     Warrant No. PP-99-2 dated June 7, 1999 issued to The Roman
          Arch Fund II L.P.
10.6*     Warrant No. IPO-99-1 dated June 7, 1999 issued to The Roman
          Arch Fund L.P.
10.7*     Warrant No. IPO-99-2 dated June 7, 1999 issued to The Roman
          Arch Fund II L.P.
10.8*     Form of Indemnification Agreement entered into between the
          Registrant and each of directors and executive officers.
10.9*     Employment Agreement entered into between the Registrant and
          John C. Bohan.
10.10*    Employment Agreement entered into between the Registrant and
          Christopher J. Cardinali.
10.11*    Employment Agreement entered into between the Registrant and
          Mark D. Roah (as amended).
10.12*    Employment Agreement entered into between the Registrant and
          Frank A. Addante (as amended).
10.13**   Employment Agreement entered into between the Registrant and
          Thomas A. Sebastian.
10.14**   Severance Agreement entered into between the Registrant and
          Thomas A. Sebastian.
10.15***  Payment Schedule Contract dated November 30, 1999 between
          L90 and Oracle Corporation.
10.16*    Master Lease Agreement dated January 5, 1999 between L90 and
          Sun Microsystems Finance.
10.17*    Agreement and Plan of Merger dated July 7, 2000 among L90,
          WM Acquisition Corp., webMillion.com, Inc., Anthony Hauser
          and Kenneth Adcock.
10.18     Office Lease dated October 25, 2000 between Registrant and
          Spieker Properties, L.P.
10.19     Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC.
10.20     Sub-Sublease Agreement dated February 28, 2000 between
          Registrant and Cravens & Company, Inc.
21.1****  Subsidiaries.
23.1      Consent of Arthur Andersen LLP.
24.1      Powers of Attorney (See Signature Page).

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
27.1      Financial Data Schedule.

---------------
* Previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference.

** Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on March 24, 2000, which is incorporated herein by reference.

*** Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2000, which is incorporated herein by reference.

**** Previously filed as an exhibit to the Registrant's Post-Effective Amendment
     No. 1 to S-1 Registration Statement filed July 28, 2000 with the Commission, which is incorporated herein by reference.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          L90, INC., a Delaware corporation

Date: March 29, 2001                      By:       /s/ JOHN C. BOHAN
                                            ------------------------------------
                                                       John C. Bohan
                                                       President and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that such person whose signature appears below constitutes and appoints John C. Bohan and Thomas A. Sebastian, and each of them his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                     CAPACITY                    DATE
                        ----                                     --------                    ----
                  /s/ JOHN C. BOHAN                    Director, President and Chief    March 29, 2001
-----------------------------------------------------  Executive Officer (Principal
                    John C. Bohan                           Executive Officer)

               /s/ THOMAS A. SEBASTIAN                 Senior Vice President, Chief     March 29, 2001
-----------------------------------------------------      Financial Officer and
                 Thomas A. Sebastian                        Assistant Secretary
                                                       (Principal Financial Officer
                                                         and Principal Accounting
                                                                 Officer)

              /s/ WILLIAM M. APFELBAUM                   Chairman of the Board of       March 29, 2001
-----------------------------------------------------            Directors
                William M. Apfelbaum

                  /s/ MARK D. ROAH                               Director               March 29, 2001
-----------------------------------------------------
                    Mark D. Roah

            /s/ CHRISTOPHER J. CARDINALI                         Director               March 29, 2001
-----------------------------------------------------
              Christopher J. Cardinali

                                                                 Director               March   , 2001
-----------------------------------------------------
                 Peter G. Diamandis

                                                                 Director               March   , 2001
-----------------------------------------------------
                   Glenn S. Meyers

                                                                 Director               March   , 2001
-----------------------------------------------------
                  G. Bruce Redditt

                  /s/ PETER SEALEY                               Director               March 29, 2001
-----------------------------------------------------
                    Peter Sealey