Form 10-Q
period 2001-03-31
L90 INC
filed 2001-05-10
CIK 1095158

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                 --------------

(Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 000-28893

                                    L90, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                 --------------

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

                                 (310) 751-0200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    As of April 30, 2001, L90, Inc. had 23,998,409 shares of its Common Stock, $.001 par value per share, outstanding.

================================================================================

                                    L90, INC.

                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----
PART I
           Item 1. Consolidated Financial Statements
                     Consolidated Balance Sheets...............................................        3
                     Consolidated Statements of Operations.....................................        4
                     Consolidated Statements of Cash Flows.....................................        5
                     Consolidated Statements of Stockholders' Equity...........................        6
                     Notes to Consolidated Financial Statements................................        7
           Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................................       14
Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................       24

PART II
           Item 1. Legal Proceedings...........................................................       25
           Item 2. Changes in Securities and Use of Proceeds...................................       25
           Item 6. Exhibits and Reports on Form 8-K............................................       25

SIGNATURES         ............................................................................       26

EXHIBIT INDEX      ............................................................................       27

                                     PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                            L90, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                   MARCH 31,            MARCH 31,
                                                                                                     2001                 2000
                                                                                                 -------------       -------------
                                                                                                  (UNAUDITED)
                                             ASSETS
Current Assets:
      Cash and cash equivalents ..............................................................   $  68,822,525       $  72,653,394
      Accounts receivable, net of allowance of $2,352,517 and $2,671,039 at March 31, 2001
             and December 31, 2000, respectively .............................................      12,331,372          13,964,680
      Notes receivable from officers .........................................................       1,480,000           1,480,000
      Prepaid expenses and other assets ......................................................       2,148,226           2,551,166
                                                                                                 -------------       -------------
                       Total current assets ..................................................      84,782,123          90,649,240
                                                                                                 -------------       -------------
       Restricted cash .......................................................................       2,618,632           2,618,632
       Goodwill, net of accumulated amortization of  $666,208 and $416,380 at March 31,
             2001 and December 31, 2000, respectively ........................................      19,320,020          19,569,848
      Investment in Zondigo ..................................................................       1,950,000           1,950,000
      Property and equipment:
         Equipment ...........................................................................      15,415,856          16,566,587
         Furniture and fixtures ..............................................................         686,614             245,760
         Leasehold improvements ..............................................................         296,564              41,606
                                                                                                 -------------       -------------
                                                                                                    16,399,034          16,853,953
         Less--Accumulated depreciation and amortization .....................................      (5,197,327)         (4,273,527)
                                                                                                 -------------       -------------
      Property and equipment, net ............................................................      11,201,707          12,580,426
                                                                                                 -------------       -------------
                      Total assets ...........................................................   $ 119,872,482       $ 127,368,146
                                                                                                 =============       =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable .......................................................................   $   7,274,575       $   7,642,170
      Accrued expenses .......................................................................       2,090,080           2,813,350
      Current portion of note payable ........................................................         496,005             486,708
      Current portion of long-term capital lease obligations .................................         386,426             410,821
      Deferred revenues ......................................................................       1,870,438             944,852
                                                                                                 -------------       -------------
                  Total current liabilities ..................................................      12,117,524          12,297,901
      Note payable, net of current portion ...................................................         397,433             524,976
      Long-term capital lease obligations, net of current portion ............................         155,542             252,465
                                                                                                 -------------       -------------
                  Total liabilities ..........................................................      12,670,499          13,075,342
                                                                                                 -------------       -------------
Stockholders' Equity:
               Common stock, $0.001 par value, 53,333,333 shares authorized, 23,998,409
                 shares issued and outstanding at March 31, 2001 and December 31, 2000 .......          24,097              24,096
      Additional paid-in capital .............................................................     142,847,019         142,845,553
      Notes receivable for common stock ......................................................         (24,749)            (24,749)
      Retained deficit .......................................................................     (35,644,384)        (28,552,096)
                                                                                                 -------------       -------------
                  Total stockholders' equity .................................................     107,201,983         114,292,804
                                                                                                 -------------       -------------
                  Total liabilities and stockholders' equity .................................   $ 119,872,482       $ 127,368,146
                                                                                                 =============       =============


The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED MARCH 31,
                                                               2001               2000
                                                           ------------       ------------
Revenue:
      Service fee-based revenue .....................      $  9,183,736       $  8,053,803
      Commission-based revenue ......................           591,535            529,667
                                                           ------------       ------------
            Total revenue ...........................         9,775,271          8,583,470
                                                           ------------       ------------

Operating expenses:
      Cost of service fee and other revenue .........         4,415,374          5,455,575
      Sales and marketing ...........................         6,304,311          2,908,254
      Research and development ......................         3,663,552          2,181,052
      General and administrative ....................         3,664,290          4,014,425
                                                           ------------       ------------
            Total operating expenses ................        18,047,527         14,559,306
                                                           ------------       ------------
Operating loss ......................................        (8,272,256)        (5,975,836)
Gain on sale of equipment ...........................           228,686                 --
Interest income, net ................................           951,283            977,798
                                                           ------------       ------------
Loss before provision for income taxes ..............        (7,092,287)        (4,998,038)
Provision for income taxes ..........................                --                 --
                                                           ------------       ------------
Net loss ............................................      $ (7,092,287)      $ (4,998,038)
                                                           ============       ============
Cumulative dividends on participating preferred stock                --             (2,411)
                                                           ------------       ------------
Net loss attributable to common stockholders ........      $ (7,092,287)      $ (5,000,449)
                                                           ============       ============

Net loss per share:
      Basic/Diluted .................................      $      (0.30)      $      (0.30)
                                                           ============       ============
Weighted average number of common shares outstanding:
      Basic/Diluted .................................        23,998,677         16,583,947
                                                           ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                   2001               2000
                                                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................................      $  (7,092,287)      $  (4,998,038)
Adjustments to reconcile net loss to cash used in operating activities--
      Depreciation and amortization ....................................          1,592,916             434,845
      Gain on disposal of assets .......................................           (228,686)                 --
      Noncash charge for warrants issued ...............................                 --             208,500
      Changes in assets and liabilities:
            Decrease (increase) in accounts receivable .................          1,633,308          (3,100,082)
            Increase in notes receivable from officers .................                 --            (925,588)
            Decrease in prepaid expenses and other assets ..............            402,940             487,559
            (Decrease) increase in accounts payable ....................           (367,595)          3,281,079
            (Decrease) increase in accrued expenses ....................           (723,270)            161,437
            Increase in deferred revenues ..............................            925,585             190,600
                                                                              -------------       -------------
                  Net cash used in operating activities ................         (3,857,089)         (4,259,688)
                                                                              -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment .............................           (967,083)         (4,804,647)
        Proceeds from sale of assets ...................................          1,231,400                  --
                                                                              -------------       -------------
                  Net cash provided by (used in) investing activities ..            264,317          (4,804,647)
                                                                              -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (payments) borrowings under capital lease obligations ......           (239,564)            273,816
        Net borrowings under loan payable obligation ...................                 --              10,363
        Restricted cash ................................................                 --            (600,000)
        Proceeds from initial public offering, net of issuance costs ...                 --         102,587,595
        Repayment of notes receivable for common stock .................                 --              19,000
        Exercise of warrants ...........................................                 --           3,843,793
        Distribution of dividends ......................................                 --            (403,550)
        Exercise of common stock options ...............................              1,467             130,007
                                                                              -------------       -------------
                  Net cash (used in) provided by financing activities ..           (238,097)        105,861,024
                                                                              -------------       -------------
Net (decrease) increase in cash ........................................         (3,830,869)         96,796,689
Cash and cash equivalents, beginning of period .........................         72,653,394           6,895,938
                                                                              -------------       -------------
Cash and cash equivalents, end of period ...............................      $  68,822,525       $ 103,692,627
                                                                              =============       =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest .........................................................      $      38,188       $      62,321
                                                                              =============       =============
      Income taxes .....................................................      $      61,233       $          --
                                                                              =============       =============
SUMMARY OF NON-CASH FINANCING ACTIVITIES:
      Notes receivable for common stock ................................      $          --       $    (101,333)
                                                                              =============       =============
      Accrued dividends ................................................      $          --       $       2,411
                                                                              =============       =============
      Cashless exercise of warrants ....................................      $          --       $       1,038
                                                                              =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                           NOTES
                                                                                         RECEIVABLE
                                                                           ADDITIONAL       FOR
                                            PREFERRED        COMMON         PAID-IN        COMMON        RETAINED
                                              STOCK           STOCK         CAPITAL         STOCK        DEFICIT         TOTAL
                                          ----------------------------------------------------------------------------------------
BALANCE at December 31, 1999.............   $16,006,019       $6,693      $    181,901    $(43,750)   $(8,838,664)   $   7,312,199
Net loss.................................            --           --                --           --   (19,711,021)    (19,711,021)
Conversion of preferred stock into
   common stock..........................  (16,006,019)        5,276        16,000,743           --             --              --
Issuance of common upon IPO, net of
   costs of $9,537,405...................            --        7,475       102,580,120           --             --     102,587,595
Notes receivable for exercise of options.            --          267           101,066    (101,333)             --              --
Repayment of notes receivable for
   common stock..........................            --           --                --      120,334             --         120,334
Issuance of common stock for options.....            --          234           433,580           --             --         433,814
Issuance of common stock for purchase
  of webMillion..........................            --        2,000        19,498,001           --             --      19,500,001
Exercise of warrants.....................            --        1,113         3,842,680           --             --       3,843,793
Issuance of warrant......................            --           --           208,500           --             --         208,500
Cashless exercise of warrants............            --        1,038           (1,038)           --             --              --
Accrual of cumulative dividends on
   participating preferred stock.........            --           --                --           --        (2,411)         (2,411)
                                           ------------      -------      ------------    --------   ------------    -------------

BALANCE at December 31, 2000.............            --       24,096       142,845,553     (24,749)   (28,552,096)     114,292,804
Net loss.................................            --           --                --           --    (7,092,288)     (7,092,288)
Issuance of common stock for options.....            --            1             1,466           --             --           1,467
                                           ------------      -------      ------------    --------   ------------    -------------

BALANCE at March 31, 2001................  $         --      $24,097      $142,847,019    $(24,749)  $(35,644,384)   $ 107,201,983
                                           ============      =======      ============    ========   ============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF THE BUSINESS

      L90, Inc. (together with its subsidiary, the "Company") is an Internet-based provider of marketing solutions for advertisers and Web publishers. The Company provides fully-outsourced ad sales, as well as ad serving, tracking technology, direct marketing and sweepstakes promotions. The Company develops targeted marketing campaigns that leverage the capabilities of the Internet. The Company's adMonitor technology platform provides Web publishers, marketers and agencies with the ability to target, deliver, measure and analyze their marketing campaigns.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.    INTERIM RESULTS

      The unaudited condensed financial statements for the three-month periods ended March 31, 2001 and 2000 have been prepared by us and are unaudited. In our opinion, the unaudited consolidated condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of our operations and our cash flows for the three month periods ended March 31, 2001 and 2000. The financial data and other information disclosed in these notes to the condensed financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2000 as included in our annual report on Form 10-K.

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

      System revenue represents the full value of gross billings for ads sold under either commission-based or service fee-based contracts and is not affected by the mix of such contracts. Although system revenue is not recognized under accounting principles generally accepted in the United States, the Company believes that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another. Revenue of the Company was derived from system revenue of $10,551,241 and $10,387,443, for the quarters ended March 31, 2001 and 2000, respectively.

                            L90, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      c.    CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

      The Company sells advertising space to its customers. For the quarters ended March 31, 2001 and 2000, there were no advertising customers that comprised greater than 10 percent of revenue.

      The Company, in some instances, purchases advertising space from its Web site partners and, in other instances, sells advertising space on behalf of its Web site partners. For the quarter ended March 31, 2001, no Web site partner comprised greater than 10 percent of revenue. For the quarter ended March 31, 2000, one Web site partner comprised 18.1 percent of revenue.

      d.    CASH AND CASH EQUIVALENTS

      For purposes of the balance sheets and statements of cash flows, cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less.

      The Company maintained its cash balances in six financial institutions during 2001 and 2000. The cash balances in each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2001 and December 31, 2000, the Company's uninsured cash balances totaled $71,241,157 and $74,972,025, respectively.

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

      The Company extends credit to its customers, who are primarily located in the United States. The ability of these customers to meet their obligations to the Company is dependent on their economic health, as well as their industry and other factors. The Company maintains an allowance for doubtful accounts, which represents management's estimate of expected losses on specific accounts and inherent losses on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management performs ongoing credit evaluations of its customers based on management analysis and reviews of available public documents. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts reported in the financial statement.

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

                            L90, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      i.    DEFERRED REVENUE

      Deferred revenue primarily represents advertising campaign revenue to be recognized over the period of the campaign subsequent to the respective period-end. This revenue will be recognized ratably over the term of the advertising campaign, which usually ranges from one to twelve months.

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

      n.    RECENT ACCOUNTING PRONOUNCEMENTS

           In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000 as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in the earnings unless specific hedge accounting criteria are met. The Company did not have any derivative instruments as of December 31, 2000 and 1999 and the adoption of SFAS No. 133 did not have a material impact on its financial statements.

                            L90, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, disclosure and presentation of revenue in financial statements. SAB 101, as amended by SAB 101A and SAB 101B, was adopted in the fourth quarter of 2000, and did not have a material impact on our financial position or the results of operations.

      In March 2000, the FASB issued interpretation No. 44, Accounting For Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board ("APB") Opinion NO. 25." The Interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by the effective date, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final Interpretation, (a) no adjustments would be made to the financial statement for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this new Interpretation had no impact on the Company's consolidated financial statements based on the current structure and operations.

      o.    PRINCIPLES OF CONSOLIDATION

      The Company's consolidated financials as of March 31, 2001 and December 31, 2000 and for the three month periods ended March 31, 2001 and 2000, include the accounts of the Company and its subsidiary from its respective date of acquisition (see note 3). All significant intercompany transactions and balances have been eliminated in consolidation.

3.    ACQUISITIONS

      On July 24, 2000, the Company acquired webMillion.com, Inc., a leading direct marketing promotions company. Pursuant to the Merger Agreement, the Company issued 1,901,381 shares of its Common Stock, $0.001 par value, to all the shareholders of webMillion. Holders of warrants of webMillion received, in the aggregate, the right to purchase from the Company 98,619 shares of Common Stock at a price per share of $1.9792. A total of 361,063 of the Merger Shares are being held in a three-year escrow as security for the indemnification obligations of webMillion's former shareholders pursuant to the Merger Agreement.

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

                            L90, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    DEBT

      On November 29, 1999, the Company acquired a software license in exchange for a promissory note for $1,453,715. The note bears interest at 7.86% per annum. This note is collateralized by a standby letter of credit for a total of $1,208,632. At December 31, 2000 and 1999, the Company had pledged $1,208,632 of cash as collateral for this outstanding letter of credit. Remaining principal payments due under the note are $368,462 and $524,976 for the years ending December 31, 2001 and 2002, respectively.

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

6.    STOCK OPTIONS AND WARRANTS

      a.    STOCK OPTIONS

      Employee transactions during the quarter ended March 31, 2001 are summarized as follows:

                                                           WEIGHTED
                                                           AVERAGE
       EMPLOYEE STOCK OPTIONS                 SHARES    EXERCISE PRICE
       ----------------------               ---------   --------------
Outstanding at beginning of period ...      4,834,123      $ 6.29
Granted ..............................        339,699        4.31
Exercised ............................           (416)       3.53
Expirations ..........................           (166)      15.00
Cancellations ........................       (196,726)       5.63
                                           ----------      ------
Outstanding at end of period .........      4,976,514      $ 6.18
                                            =========      ======
Options exercisable at end of period .      1,026,075
Weighted average fair value of options
granted during period ................      $    4.31

The following table summarizes information about employee stock options outstanding at March 31, 2001:

                                                           WEIGHTED AVERAGE
                                        NUMBER                REMAINING
RANGE OF EXERCISE PRICES             OUTSTANDING           CONTRACTUAL LIFE
-------------------------            -----------           ----------------
$1.20-$1.50..............               137,941                7.40 years
$2.56-$3.81..............             1,924,605                8.80 years
$4.09-$6.13..............             1,481,082                9.50 years
$6.25-$9.25..............               274,380                9.30 years
$9.50-$10.25.............               648,482                9.20 years
$14.44-$21.06............               431,725                8.80 years
$22.38-$27.75............                78,299                9.00 years
                                      ---------                ----------
                                      4,976,514                9.10 years
                                      =========                ==========


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

                            L90, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      b.    OFFICE LEASE

      The Company leases office space in the following locations: Marina Del Rey, CA, San Francisco, CA, Seattle, WA, Boise, ID, Chicago, IL, Greenwich, CT, New York, NY and London, England. The Company entered into the following lease agreements during the 12 months ended December 31, 2000:

      On January 17, 2000, the Company entered into an agreement to lease additional office space in Chicago, IL through January 16, 2005.

      On February 28, 2000, the Company entered into an agreement to lease additional office space in San Francisco, CA through July 30, 2003. In connection with this agreement, the Company was required to obtain a standby letter of credit in the amount of $600,000. This letter of credit expires on July 31, 2001 and is automatically extended for an additional period of one year through July 31, 2002. The Company has pledged $600,000 under this letter of credit.

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

      The minimum rental commitments required under operating leases are as follows:


   YEAR                                        OPERATING LEASES
  ------                                       ----------------
  2001...................................            $1,856,000
  2002...................................             1,909,000
  2003...................................             1,781,000
  2004...................................             1,399,000
  2005...................................             1,283,000
  Thereafter.............................               144,000
                                                     ----------
                                                     $8,372,000
                                                     ==========

                            L90, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    INVESTMENTS

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

9.    RELATED PARTY TRANSACTIONS

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

      Since inception, the majority of our revenue has been derived from online advertising sales. We offer advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. We also offer direct marketing programs, which may be priced on a cost per action basis, such as cost for each new user registration. In January 1999, we began to charge our customers for the use of our adMonitor technology. For the quarter ended March 31, 2001, online advertising sales accounted for 83.6% of our revenue, and fees generated by our adMonitor technology accounted for 16.4% of our revenue.

      Revenue from ad sales is earned under commission-based and service fee-based contracts. For commission-based contracts, we receive commissions from Web publishers for the sale of their ad inventory. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. We recognize commissions ratably over the term of a marketing campaign, which typically ranges from one to twelve months. For service fee-based contracts, we purchase advertising space, or ad inventory, from Web publishers and are obligated to pay a service fee to Web publishers for ads placed on their Web sites. Additionally, under service fee-based contracts, we bear the risk of loss from the non-collection of fees payable by marketers for ads sold. Consequently, revenue earned from service fee-based contracts reflects the full value of the ads sold. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Because we have both commission-based and service fee-based contracts, revenue will include a mix of commissions received under our commission-based contracts and total billings to our marketing clients under our service fee-based contracts.

      The financial statements included elsewhere in this report includes references to system revenue. We believe system revenue provides a consistent basis for reporting revenue from period to period, regardless of the change in contract type, as discussed above. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. We believe that period-to-period comparisons of operating results are not always meaningful and that the results for any period should not be relied upon as an indication of future performance. For the three months ended March 31, 2001, service fee-based contracts accounted for 93.9% of our revenue, and commission based contracts accounted for 6.1% of our revenue. For the three months ended March 31, 2000, service fee-based contracts accounted for 93.8% of our revenue, and commission-based contracts accounted for 6.2% of our revenue.

      Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts and Internet connectivity and bandwidth costs associated with ad serving. Additionally, cost of revenue includes contest fees and insurance expense related to direct marketing promotions. We expect cost of revenue to increase on an absolute dollar basis in future periods as our revenue increases.

      Our revenue has historically been, and we expect it to continue to be, subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first calendar quarter of each year. Additionally, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      REVENUE. Revenue increased 13.9% to $9.8 million for the three months ended March 31, 2001 from $8.6 million for the three months ended March 31, 2000. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered, as well as an increase in the number of customers using our adMonitor technology.

      SYSTEM REVENUE. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Although system revenue is not recognized under accounting principles generally accepted in the United States, we believe that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another. System revenue increased 1.6% to $10.6 million for the three months ended March 31, 2001 from $10.4 million for the three months ended March 31, 2000. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered, as well as an increase in the number of customers using our adMonitor technology.

      COST OF REVENUE. Cost of revenue was $4.4 million for the three months ended March 31, 2001 and $5.5 million for the three months ended March 31, 2000. The decrease in cost of revenue was primarily due to the growth in technology revenue, a strong quarter for webMillion and an increase in website commission rates.

      SALES AND MARKETING. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses increased to $6.3 million, or 64.5% of revenue, for the three months ended March 31, 2001, compared to $2.9 million or 33.9% of revenue, for the three months ended March 31, 2000. This increase was primarily due to an increase in revenues and the number of sales and marketing personnel. Our sales and marketing organization has grown to 133 employees as of March 31, 2001 from 87 employees as of March 31, 2000. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel, expand into new markets and continue to promote our advertising solutions.

      RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our adMonitor technology. To date, all research and development costs have been expensed as incurred. Research and development expenses increased to $3.7 million, or 37.5% of revenue, for the three months ended March 31, 2001, compared to $2.2 million, or 25.4% of revenue, for the three months ended March 31, 2000. This increase was due primarily to the development and enhancement of our adMonitor technology. We expect research and development expenses to increase on an absolute dollar basis in future periods.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses decreased to $3.7 million, or 37.5% of revenue, for the three months ended March 31, 2001, compared to $4.0 million, or 46.8% of revenue, for the three months ended March 31, 2000. This decrease was primarily a result of our continuing efforts to streamline operations, implement cost savings, and reduce bad debt expense. For the three months ended March 31, 2001 and 2000, our bad debt expense related to uncollected advertising fees was $152,000 and $442,000, respectively.

INTEREST INCOME, NET. Net interest income primarily consists of interest earned on cash balances, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Net interest income was $951,000 and $978,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in interest income resulted primarily from the use of cash proceeds from our initial public offering of common stock as working capital to fund normal business operations.

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

      Net cash used by operating activities was $3.9 million for the three months ended March 31, 2001, and $4.3 million for the three months ended March 31, 2000. Cash used in operating activities for the three months ended March 31, 2001 resulted from a net loss of $7.1 million, as well as a $1.1 million decrease in accounts payable and accrued expenses, partially offset by a $1.6 million decrease in accounts receivable, a $1.6 million increase in depreciation and amortization and a $1.0 million increase in deferred revenue. Cash used in operating activities for the three months ended March 31, 2000 resulted from a net loss of $5.0 million, a $3.1 million increase in accounts receivable, partially offset by a $3.4 million increase in accounts payable and accrued expenses.

      Net cash provided by investing activities was $264,000 for the three months ended March 31, 2001. Net cash used in investing activities was $4.8 million for the three months ended March 31, 2000. Cash provided by investing activities for the three months ended March 31, 2001 was primarily related to $1.2 million for the sale of assets offset by $1.0 million in purchases of property and equipment related to research and development. Cash used in investing activities for the three months ended March 31, 2000 was primarily related to purchases of property and equipment related to research and development.

      Net cash used in financing activities was $238,000 for the three months ended March 31, 2001 and net cash provided by financing activities $105.9 million for the three months ended March 31, 2000. Cash used in financing activities for the three months ended March 31, 2001 resulted primarily from payments under capital lease obligations. Cash provided by financing activities for the three months ended March 31, 2000 resulted primarily from the proceeds from the initial public offering of the Company's common stock.

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

ACQUISITION OF WEBMILLION.COM

      On July 24, 2000, we completed the merger with webMillion.com. Pursuant to the Merger Agreement, we issued 1,901,381 shares of our common stock to all the shareholders of webMillion. Holders of warrants of webMillion received, in the aggregate, the right to purchase from us 98,619 shares of our common stock at a price per share of $1.9792. A total of 361,063 of the merger shares are being held in a three year escrow as security for the indemnification obligations of webMillion's former shareholders pursuant to the Merger Agreement. A majority of outstanding voting securities of webMillion were owned by Messrs. Hauser and Adcock. The transaction was structured as a reverse triangular merger and will be accounted for through the purchase method of accounting. As a result of the tax free purchase, webMillion now is our wholly-owned subsidiary. There is no material relationship between Messrs. Hauser and Adcock, us, our affiliates, any of our directors or officers, or any associate of any such director or officer.

RISK FACTORS RELATING TO OUR BUSINESS AND OPERATIONS

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR SUBSTANTIAL LOSSES IN THE FUTURE

      We incurred net losses attributable to common stockholders of approximately $7.1 million for the three months ended March 31, 2001 and $5.0 million for the three months ended March 31, 2000. Our accumulated deficit from inception, as of March 31, 2001, was approximately $35.6 million. We expect to continue to incur substantial net losses for the foreseeable future due to a high level of planned operating expenditures. We are making these expenditures in anticipation of higher revenue, but we cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will return to profitability.

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

      For the three months ended March 31, 2001, our top five Web publishers accounted for approximately 12.9% of our advertising revenue, and our top three Web publishers accounted for approximately 8.7% of our advertising revenue. Our contracts with Web publishers, including these top Web publishers, are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers.

A LIMITED NUMBER OF MARKETERS ACCOUNTS FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE AND A LOSS OF ONE OR MORE OF THESE MARKETERS COULD CAUSE OUR RESULTS OF OPERATIONS TO SUFFER

      For the three months ended March 31, 2001, revenue from our five largest marketers accounted for 25.2% of our advertising revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer. For the three months ended March 31, 2001, our bad debt expense related to uncollected advertising fees was $152,000.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

      As of March 31, 2001, L90 had 23,998,409 shares of common stock outstanding, excluding 4,976,514 shares subject to options outstanding as of such date under its stock option plans that are exercisable at prices ranging from $1.20 to $27.75 per share. Additionally, certain holders of L90's common stock have registration rights with respect to their shares. L90 may be required to file one or more registration statements in compliance with these registration rights. L90 cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of its common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales could occur, may materially and adversely affect prevailing market prices for its common stock.

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

FOREIGN CURRENCY

      Currently the majority of our sales and expenses are denominated in U.S. dollars and as a result we have experienced no foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies during 2001, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

      Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

PART II

ITEM 1. LEGAL PROCEEDINGS

      We periodically may become subject to other legal proceedings in the ordinary course of our business. We are not currently involved in any proceedings, which we believe will materially and adversely affect us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

      The effective date of the registration statement related to our initial public offering of shares of common stock was January 28, 2000 (SEC Registration No. 333-87607). Through our initial public offering in February 2000, we sold 7,475,000 shares of our common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $15.00 per share. Our initial public offering was managed by SG Cowen Securities Corporation, Banc of America Securities LLC, CIBC Oppenheimer Corp. and Wit Capital Corporation. The initial public offering resulted in gross proceeds of approximately $112.1 million, approximately $7.8 million of which was applied toward the underwriting discount and commission. Expenses related to the offering totaled approximately $1.7 million. Our net proceeds from the offering were approximately $102.6 million. From the time of receipt through March 31, 2001, these net proceeds have been applied toward general corporate purposes. Pending these uses, the net proceeds have been invested in short-term, investment grade, interest-bearing securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    EXHIBITS. The following exhibits are filed as part of this Report.

            None.

      b.    REPORTS ON FORM 8-K

      We did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     L90, INC.



Dated: May 10, 2001                  By: /s/ John C. Bohan
                                     Name:  John C. Bohan
                                     Title: President & Chief Executive Officer


Dated: May 10, 2001                  By: /s/ Thomas A. Sebastian
                                     Name:  Thomas A. Sebastian
                                     Title: Chief Financial Officer, Senior Vice
                                            President and Assistant Secretary