Form 10-Q
period 2001-06-30
L90 INC
filed 2001-08-13
CIK 1095158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(310) 751-0200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [  ] No

     As of August 10, 2001, L90, Inc. had 24,913,058 shares of its Common Stock, $.001 par value per share, outstanding.

L90, INC.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

L90, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$63,275,892	$72,653,394

Accounts receivable, net of allowance of $3,203,593 and $2,671,039 at June 30, 2001 and December 31, 2000, respectively	18,156,354	13,964,680

Notes receivable from officers	1,480,000	1,480,000

Prepaid expenses and other assets	2,514,777	2,551,166

Total current assets	85,427,023	90,649,240

Restricted cash	2,618,632	2,618,632

Goodwill, net of accumulated amortization of $956,839 and $416,380 at June 30, 2001 and December 31, 2000, respectively	25,557,840	19,569,848

Investment in Zondigo	1,950,000	1,950,000

Property and equipment:

Equipment	15,583,017	16,566,587

Furniture and fixtures	735,011	245,760

Leasehold improvements	345,130	41,606

	16,663,158	16,853,953

Less—Accumulated depreciation and amortization	(6,489,081)	(4,273,527)

Property and equipment, net	10,174,077	12,580,426

Total assets	$125,727,572	$127,368,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$15,066,583	$7,642,170

Accrued expenses	2,230,511	2,813,350

Current portion of note payable	1,266,365	486,708

Current portion of long-term capital lease obligations	310,056	410,821

Deferred revenues	2,765,112	944,852

Total current liabilities	21,638,627	12,297,901

Note payable, net of current portion	248,318	524,976

Long-term capital lease obligations, net of current portion	55,479	252,465

Total liabilities	21,942,424	13,075,342

Stockholders’ Equity:

Common stock, $0.001 par value, 53,333,333 shares authorized, 24,913,058 shares issued and outstanding at June 30, 2001 and 23,998,409 at December 31, 2000	25,011	24,096

Additional paid-in capital	145,074,445	142,845,553

Notes receivable for common stock	(24,749)	(24,749)

Retained deficit	(41,289,559)	(28,552,096)

Total stockholders’ equity	103,785,148	114,292,804

Total liabilities and stockholders’ equity	$125,727,572	$127,368,146

The accompanying notes are an integral part of these consolidated financial statements.

L90, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,

	2001	2000

Revenue:

Service fee-based revenue	$7,678,428	$12,072,034

Commission-based revenue	1,334,855	152,614

Total revenue	9,013,283	12,224,648

Operating expenses:

Cost of service fee and other revenue	3,573,591	8,024,013

Sales and marketing	4,195,993	3,493,646

Research and development	3,533,557	3,214,026

General and administrative	4,045,906	3,435,712

Total operating expenses	15,349,047	18,167,397

Operating loss	(6,335,764)	(5,942,749)

Interest income, net	690,513	1,439,055

Loss before provision for income taxes	(5,645,251)	(4,503,694)

Provision for income taxes	—	—

Net loss	$(5,645,251)	$(4,503,694)

Net loss per share:

Basic/Diluted	$(0.23)	$(0.20)

Weighted average number of common shares outstanding:

Basic/Diluted	24,476,269	21,985,072

The accompanying notes are an integral part of these consolidated financial statements.

L90, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,645,251)	$(4,503,694)

Adjustments to reconcile net loss to cash used in operating activities

Depreciation and amortization	1,582,386	1,292,264

Changes in assets and liabilities:

Accounts receivable	3,910,388	(2,884,732)

Notes receivable from officers	—	925,588

Prepaid expenses and other assets	(356,474)	(637,872)

Accounts payable	(3,094,880)	512,582

Accrued expenses	(459,602)	1,680,899

Deferred revenues	824,257	526,584

Net cash used in operating activities	(3,239,176)	(3,088,381)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of a business	(1,835,568)	—

Purchase of property and equipment	(214,125)	(6,974,691)

Net cash used in investing activities	(2,049,693)	(6,974,691)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (payments) borrowings under capital lease obligations	(257,764)	(44,384)

Notes receivable for common stock	—	101,334

Distribution of dividends	—	2,410

Exercise of common stock options	—	56,706

Net cash (used in) provided by financing activities	(257,764)	116,066

Net (decrease) increase in cash	(5,546,633)	(9,947,006)

Cash and cash equivalents, beginning of period	68,822,525	103,692,627

Cash and cash equivalents, end of period	$63,275,892	$93,745,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$45,788	$62,321

Purchase of a business

Fair value of assets acquired	$9,795,371	$—

Liabilities assumed	$(11,072,338)	$—

Goodwill	$6,528,451	$—

Less: common stock issued	$(2,228,340)	$—

Less: note payable to former shareholder	$(702,576)	$—

Costs of purchase	$(485,000)	$—

Cash paid for purchase of business	$1,835,568	$—

SUMMARY OF NON-CASH FINANCING ACTIVITIES:

Notes receivable for common stock	$—	$(76,584)

The accompanying notes are an integral part of these consolidated financial statements

L90, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Notes
				Receivable
			Additional	for
	Preferred	Common	Paid-in	Common	Retained
	Stock	Stock	Capital	Stock	Deficit	Total

BALANCE at December 31, 1999	$16,006,019	$6,693	$181,901	$(43,750)	$(8,838,664)	$7,312,199

Net loss	—	—	—		(19,711,021)	(19,711,021)

Conversion of preferred stock into common stock	(16,006,019)	5,276	16,000,743	—	—	—

Issuance of common upon IPO, net of costs of $9,537,405	—	7,475	102,580,120	—	—	102,587,595

Notes receivable for exercise of options	—	267	101,066	(101,333)	—	—

Repayment of notes receivable for common stock	—	—	—	120,334	—	120,334

Issuance of common stock for options	—	234	433,580	—	—	433,814

Issuance of common stock for purchase of webMillion	—	2,000	19,498,001	—	—	19,500,001

Exercise of warrants	—	1,113	3,842,680	—	—	3,843,793

Issuance of warrant	—	—	208,500	—	—	208,500

Cashless exercise of warrants	—	1,038	(1,038)	—	—	—

Accrual of cumulative dividends on participating preferred stock	—	—	—	—	(2,411)	(2,411)

BALANCE at December 31, 2000	—	24,096	142,845,553	(24,749)	(28,552,096)	114,292,804

Net loss	—	—	—	—	(12,737,463)	(12,737,463)

Issuance of common stock for purchase of net assets of a Company	—	914	2,227,426	—	—	2,228,340

Issuance of common stock for options	—	1	1,466	—	—	1,467

BALANCE at June 30, 2001	$—	$25,011	$145,074,445	$(24,749)	$(41,289,559)	$103,785,148

The accompanying notes are an integral part of these consolidated financial statements.

L90, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

     L90, Inc. (together with its Subsidiary, the “Company”) is primarily an Internet-based provider of marketing solutions for advertisers and Web publishers. The Company provides fully outsourced ad sales, as well as ad serving, tracking technology, direct marketing, list marketing and sweepstakes promotions. The Company develops targeted marketing campaigns that leverage the capabilities of the Internet. The Company’s adMonitor technology platform provides Web publishers, marketers and agencies with the ability to target, deliver, measure and analyze their marketing campaigns.

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

2. Summary of Significant Accounting Policies

     a.     Interim Results

     The unaudited condensed consolidated financial statements for the three-month periods ended June 30, 2001 and 2000 have been prepared by us and are unaudited. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001, stockholders equity for six month period ended June 30, 2001 and the results of our operations and our cash flows for the three month periods ended June 30, 2001 and 2000. The financial data and other information disclosed in these notes to the condensed financial statements related to these periods are unaudited. The results for the three-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2000 as included in our annual report on Form 10-K.

     b.     Revenue Recognition

     Revenue from media sales is earned under commission-based and service fee-based contracts. For commission-based contracts, the Company generally invoices the full amount of revenue due to Web publishers for the sale of their ad inventory and is entitled to receive a commission. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. The Company recognizes commissions ratably over the term of the advertising campaigns, which usually range from one to twelve months. The Company recognizes list revenues upon delivery and establishes reserves for potential adjustments. For service fee-based contracts, the Company is obligated to pay a service fee to the Web publishers for ads placed on their Web sites that are included in cost of revenue. Additionally, under service fee-based contracts, the Company must collect and bear the risk of loss from the advertiser for ads sold. Consequently, revenue earned from service fee-based contracts reflects the full value of the ads sold, or the Company’s credit risk exposure on service fee-based sales.

     System revenue represents the full value of gross billings for ads sold under either commission-based or service fee-based contracts and is not affected by the mix of such contracts. Although system revenue is not recognized under accounting principles generally accepted in the United States, the Company believes that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another. Revenue of the Company derived from system revenue was $12,725,451 and $14,023,452, for the quarters ended June 30, 2001 and 2000, respectively.

L90, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     c.     Current Vulnerability Due to Certain Concentrations

     The Company sells advertising space to its customers. For the quarters ended June 30, 2001 and 2000, there were no advertising customers that comprised greater than 10 percent of revenue.

     The Company, in some instances, purchases advertising space from its Web site partners and in other instances sells advertising space on behalf of its Web site partners. For the quarter ended June 30, 2001, no Web site partner comprised greater than 10 percent of revenue. For the quarter ended June 30, 2000, one Web site partner comprised 30.4 percent of revenue.

     d.     Cash and Cash Equivalents

     For purposes of the balance sheets and statements of cash flows, cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less.

     The Company maintained its cash balances in six financial institutions during 2001 and 2000. The cash balances in each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2001 and December 31, 2000, the Company’s uninsured cash balances totaled $65,505,492 and $74,972,025, respectively.

     e.     Restricted Cash

     Restricted cash consists of cash pledged under outstanding letters of credit.

     f.     Accounts Receivable

     The Company has receivables due from advertisers and Web publishers resulting from the sales of ads, and from list owners resulting from the brokering of lists. These receivables relate to both commission-based and service fee-based contracts. The Company’s credit exposure on commission-based contracts is limited to the net amount of cash to be received by the Company from ad sales. The Company’s credit exposure on service fee-based contracts is the full amount of the ad sales as the Company is obligated to pay the Web publishers for ads sold on their Web sites irrespective of receiving payment from advertisers.

     The Company extends credit to its customers, who are primarily located in the United States. The ability of these customers to meet their obligations to the Company is dependent on their economic health, as well as their industry and other factors. The Company maintains an allowance for doubtful accounts, which represents management’s estimate of expected losses on specific accounts and inherent losses on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management performs ongoing credit evaluations of its customers based on management analysis and reviews of available public documents. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts reported in the financial statement.

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

L90, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     k.     Net Loss Per Share

     Basic earnings per share (“EPS”) is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or result in the issuance of common stock that would then share in the earnings of the Company. Potentially dilutive securities are excluded from the Company’s calculation of diluted EPS when their inclusion would be antidilutive.

     l.     Stock-Based Compensation

     Companies are permitted under GAAP to use either of two alternative accounting methods to recognize employee stock-based compensation. Under the first accounting method, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. The Company follows this accounting method, which it believes better reflects the motivation for its issuance of stock options, namely, that they are incentives for future performance rather than compensation for past performance. Under the second accounting method, issuers record compensation expense over the period they are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense recognized over this term is the ''fair value’’ of the options at the time of the grant as determined by an option-pricing model. The option-pricing model attributes fair value to the options based upon the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the officer or director exercised the options.

     m.     Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     n.     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which is effective for fiscal years beginning after June 15, 2000 as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in the earnings unless specific hedge accounting criteria are met. The Company did not have any

L90, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

derivative instruments as of December 31, 2000 or 1999 and the adoption of SFAS No. 133 did not have a material impact on its financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 141 and 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company

     o.     Principles of Consolidation

     The Company’s consolidated financials as of June 30, 2001 and December 31, 2000 and for the three month periods ended June 30, 2001 and 2000, include the accounts of the Company and its subsidiary from its respective date of acquisition (see note 3). All significant intercompany transactions and balances have been eliminated in consolidation.

3. Other Transactions

     On July 24, 2000, the Company acquired webMillion.com, Inc., a leading direct marketing promotions company. Pursuant to the Merger Agreement, the Company issued 1,901,381 shares of its Common Stock, $0.001 par value, to all the shareholders of webMillion. Holders of warrants of webMillion received, in the aggregate, the right to purchase from the Company 98,619 shares of Common Stock at a price per share of $1.9792. A total of 361,063 of the Merger Shares are being held in a three-year escrow as security for the indemnification obligations of webMillion’s former shareholders pursuant to the Merger Agreement.

     The fair value purchase price in excess of the value of identified assets and liabilities assumed has been allocated to goodwill in the amount of $19.8 million. Goodwill is being amortized over its expected benefit, which is 20 years. The transaction was structured as a reverse triangular merger and has been accounted for through the purchase method of accounting. As a result of the tax-free purchase, webMillion now is a wholly owned subsidiary of the Company.

     On May 14, 2001 the Company purchased substantially all the assets of a company. Pursuant to the Asset Purchase Agreement the Company paid $1,835,568 in cash, issued 914,210 shares of the Company’s common stock and incurred $702,576 in a note payable to the former shareholder of the company. The recorded purchase price excludes contingent increases associated with earn out provisions which could increase the purchase price by up to $1,000,000 if defined operating income provisions are met.

     The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the amount of $6.5 million and will be amortized over its expected benefit, which is 20 years.

4. Equity

     a.     Initial Public Offering

     In February 2000, the Company completed an initial public offering (the “IPO”) of 7,475,000 shares of common stock, including 975,000 shares subject to the underwriter’s over-allotment option, at $15.00 per share of common stock. The IPO resulted in aggregate net proceeds to the Company of approximately $102,600,000, net of underwriting discounts and expenses of the offering.

L90, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     b.     Conversion of Preferred Stock and Warrants

     Upon the IPO of the Company’s common stock, the Company converted all outstanding shares of Series A, B and C preferred stock into 5,276,156 shares of common stock. Additionally, the Series A, B and C preferred stockholders exercised their warrants to purchase shares of the Company’s common stock.

5. Debt

     On November 29, 1999, the Company acquired a software license in exchange for a promissory note for $1,453,715. The note bears interest at 7.86% per annum. This note is collateralized by a standby letter of credit for a total of $1,208,632. At December 31, 2000 the Company had pledged $1,208,632 of cash as collateral for this outstanding letter of credit. Remaining principal payments due under the note are $486,708 and $524,976 for the years ending December 31, 2001 and 2002, respectively.

     On November 29, 1999, the Company obtained a standby letter of credit for a total of $60,000. At December 31, 2000, the Company had pledged $60,000 of cash as collateral for this outstanding letter of credit.

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

6. Stock Options and Warrants

     a.     Stock Options

     Employee transactions during the quarter ended June 30, 2001 are summarized as follows:

		Weighted
		average
Employee stock options	Shares	exercise price

Outstanding at beginning of period	4,653,763	$6.22

Granted	552,666	2.37

Exercised	—	—

Expirations	(216,850)	6.36

Cancellations	(374,370)	3.56

Outstanding at end of period	4,615,209	$5.97

Options exercisable at end of period	1,032,176

Weighted average fair value of options granted during period	$6.43

     The following table summarizes information about employee stock options outstanding at June 30, 2001:

		Weighted average
	Number	remaining
Range of Exercise Prices	Outstanding	contractual life

$1.20-$1.50	137,941	7.10 years

$2.21-$3.25	594,916	9.80 years

$3.44-$5.00	2,630,906	9.00 years

$5.19-$7.75	132,515	9.00 years

$7.94-$10.25	634,463	9.00 years

$14.44-$21.06	406,169	8.50 years

$22.38-$27.75	78,299	8.70 years

	4,615,209	9.00 years

L90, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     b.     Common Stock Warrants

     In connection with an advertising agreement, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $15.00 per share. This warrant was only exercisable from January 29, 2001 through February 5, 2001. The fair value of the warrant was estimated at $209,000 on the date of issuance using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 65 percent; risk-free interest rate of 6.12 percent; and an expected life of one year. This warrant was not exercised and expired on February 5, 2001.

7. Commitments and Contingencies

     a.     Litigation

     The Company may become subject to legal proceeding from time to time in the normal course of business. The Company is not currently involved in any litigation that management believes will have a material adverse effect on the Company’s financial position or results of operations.

     On April 2, 2001, EMI Communications Corp. filed a lawsuit against the Company in the Queen’s Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by the Company. The Company believes this suit is without merit and intends to vigorously defend itself against these claims.

     b.     Office Lease

     The Company leases office space in the following locations: Marina Del Rey, CA, San Francisco, CA, Seattle, WA, Chicago, IL, Greenwich, CT, New York, NY, Valhalla, NY, Plymouth, MN and London, England. The Company entered into the following lease agreements during the six months ended June 30, 2001 and the 12 months ended December 31, 2000:

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

     On July 24, 2000, in conjunction with its acquisition of webMillion.com, Inc., the Company assumed the lease liability for office space in Boise, ID through June 30, 2001. The lease was terminated effective March 31, 2001.

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

     On May 14, 2001, the Company assumed a lease agreement for office space in Valhalla, NY and Minneapolis, MN, through July 2005 and December 2001, respectively.

L90, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The minimum rental commitments required under operating leases are as follows:

Year	Operating Leases

2001	$2,001,000

2002	2,135,000

2003	2,016,000

2004	1,537,000

2005	1,283,000

Thereafter	144,000

$9,116,000

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

     Frank Addante, the Company’s former Chief Technology Officer, serves as the Chairman of Zondigo. Peter Sealey, one of the Company’s board members, also serves on the board of Zondigo.

9. Related Party Transactions

     In November 2000, the Company received $1,480,000 in notes receivable for loans to officers. These notes bear interest at 5.0% per annum and mature at the occurrence of the fifth anniversary of the date of the note or upon demand by the Holder. The notes are secured by a security interest in the officers’ stock, as well as, all other personal property of the officers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     References in this report to “L90,” “we,” “our” and “us” refer to L90, Inc. We are a leading provider of marketing services for marketers and Web publishers. We design and implement marketing campaigns for our marketing clients and strategically place their ads on our network of Web sites. We provide our Web publishing clients with a fully outsourced solution, which includes the sale of advertising space on their Web sites as well as the technology required to deliver advertisements. We have developed adMonitor, our ad serving and tracking technology that is used to deliver advertisements to our network of Web site publishers. adMonitor enables our marketing, and Web publishing clients to implement sophisticated marketing campaigns quickly and to selectively target ads to Web users based on specific interests or characteristics. adMonitor also enables our clients to measure and manage the effectiveness of their ad campaigns.

     Since inception, the majority of our revenue has been derived from online advertising sales. We offer advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. We also offer direct marketing programs, which may be priced on a cost per action basis, such as cost for each new user registration. In January 1999, we began to charge our customers for the use of our adMonitor technology. For the quarter ended June 30, 2001, media sales accounted for 80.5% of our revenue and fees generated by our adMonitor technology accounted for 19.5% of our revenue.

     Revenue from media sales is earned under commission-based and service fee-based contracts. For commission-based contracts, we receive commissions from Web and list publishers for the sale of their ad inventory. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. We recognize commissions for web publishers ratably over the term of a marketing campaign, which typically ranges from one to twelve months. The Company recognizes list publishers commissions upon delivery of lists and establishes reserves for potential adjustments. For service fee-based contracts, we purchase advertising space, or ad inventory, from Web publishers and are obligated to pay a service fee to Web publishers for ads placed on their Web sites. Additionally, under service fee-based contracts, we bear the risk of loss from the non-collection of fees payable by marketers for ads sold. Consequently, revenue earned from service fee-based contracts reflects the full value of the ads sold. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Because we have both commission-based and service fee-based contracts, revenue will include a mix of commissions received under our commission-based contracts and total billings to our marketing clients under our service fee-based contracts.

     The financial statements included elsewhere in this report include references to system revenue. We believe system revenue provides a consistent basis for reporting revenue from period-to-period, regardless of the change in contract type, as discussed above. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. We believe that period-to-period comparisons of operating results are not always meaningful and that the results for any period should not be relied upon as an indication of future performance. For the three months ended June 30, 2001, service fee-based contracts accounted for 85.2% of our revenue, and commission based contracts accounted for 14.8% of our revenue. For the three months ended June 30, 2000, service fee-based contracts accounted for 98.8% of our revenue, and commission-based contracts accounted for 1.2% of our revenue.

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

     Our revenue has historically been, and we expect it to continue to be, subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first calendar quarter of each year and they tend to place more advertisements during the forth quarter. Additionally, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns.

Results of Operations

Three Months Ended June 30, 2001 and 2000

     Revenue. Revenue decreased 26.3% to $9.0 million for the three months ended June 30, 2001 from $12.2 million for the three months ended June 30, 2000. This decrease was primarily due to the cyclically down advertising marketplace as well as the overall reduction in marketing spending by Internet-related clients. The decrease was also partially due to a change in our sales mix, whereby we entered into more commission based contracts as a percentage of total revenues compared to the same period in the prior year.

     System Revenue. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Although system revenue is not recognized under accounting principles generally accepted in the United States, we believe that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another. System revenue decreased 9.3.% to $12.7 million for the three months ended June 30, 2001 from $14.0 million for the three months ended June 30, 2000. The decrease was primarily due to a weaker advertising climate and reduced ad spending by Internet related companies, but was partially offset by an increase in direct marketing revenues including revenues from the list management business whose assets L90 acquired during the quarter.

     Cost of Revenue. Cost of revenue was $3.6 million for the three months ended June 30, 2001 and $8.0 million for the three months ended June 30, 2000. The decrease in cost of revenue was due to the growth in commission based revenue and technology revenue as a percentage of total revenues as well as an increase in website commission rates.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses increased to $4.2 million, or 46.5% of revenue, for the three months ended June 30, 2001, compared to $3.5 million or 28.6% of revenue, for the three months ended June 30, 2000. This increase was primarily due to the retention of an appropriate number of sales and marketing personnel to service an anticipated increase in revenues. Our sales and marketing organization has been increased to 145 employees as of June 30, 2001 from 111 employees as of June 30, 2000. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel, expand into new markets and continue to promote our advertising solutions.

     Research and Development. Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our adMonitor technology. To date, all research and development costs have been expensed as incurred. Research and development expenses increased to $3.5 million, or 39.2% of revenue, for the three months ended June 30, 2001, compared to $3.2 million, or 26.3% of revenue, for the three months ended June 30, 2000. This increase was due primarily to the development and enhancement of our adMonitor technology. We expect research and development expenses to remain flat or slightly increase on an absolute dollar basis in future periods.

     General and Administrative. General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses increased to $4.0 million, or 44.9% of revenue, for the three months ended June 30, 2001, compared to $3.4 million, or 28.1% of revenue, for the three months ended June 30, 2000. The net increase was primarily due to a decrease in overall costs offset by an increase in bad debt reserve to reflect a general downturn in the economy.

     Interest Income, Net. Net interest income primarily consists of interest earned on cash balances, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Net interest income was $691,000 and $1,439,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease in interest income resulted primarily from the use of cash proceeds from our initial public offering of common stock as working capital to fund normal business operations and the reduction of interest rates in general.

Liquidity and Capital Resources

     From our inception through September 1998, we financed our operations primarily through internally generated cash flow. In September 1998, we completed a private placement of equity securities to an individual investor and received $1.9 million in net proceeds. In September 1999, we completed two private placements of equity securities and received $12.9 million in net proceeds. In February 2000, we completed our initial public offering of 7,475,000 shares of our common stock (including 975,000 shares subject to the underwriter’s over-allotment option) at $15.00 per share. The initial public offering resulted in aggregate net proceeds of approximately $102.6 million, net of underwriting discounts and expenses of the offering. The net proceeds from these private placements and our initial public offering are being used to expand our business operations, to hire additional personnel, to provide additional services and for general corporate purposes related to the expansion of our business.

     Net cash used by operating activities was $3.2 million for the three months ended June 30, 2001, and $3.1 million for the three months ended June 30, 2000. Cash used in operating activities for the three months ended June 30, 2001 resulted from a net loss of $5.6 million, as well as a $3.6 million net decrease in accounts receivable and prepaid expenses and other assets, offset by a $3.6 million decrease in accounts payable and accrued expenses, a $.8 million increase in deferred revenue and $1.6 million in depreciation and amortization. Cash used in operating activities for the three months ended June 30, 2000 resulted from a net loss of $4.5 million, a net $2.6 million decrease in accounts receivable, notes receivable from officers and prepaid expenses and other assets partially offset by a $2.7 million increase in accounts payable, accrued expenses and deferred revenues and $1.3 million in depreciation and amortization.

     Net cash used in investing activities was $2.1 million for the three months ended June 30, 2001, and $7.0 million for the three months ended June 30, 2000. Cash used in investing activities for the three months ended June 30, 2001 was primarily related to $1.8 million for the purchase of the net assets of a business. Cash used in investing activities for the three months ended June 30, 2000 was primarily related to purchases of property and equipment related to research and development.

     Net cash used in financing activities was $258,000 for the three months ended June 30, 2001. Net cash provided by financing activities was $116,000 for the three months ended June 30, 2000. Cash used in financing activities for the three months ended June 30, 2001 resulted primarily from payments under capital lease obligations. Cash provided by financing activities for the three months ended June 30, 2000 resulted primarily from the receipt of proceeds from notes receivable for the Company’s common stock.

     Although we do not have any material commitments for capital expenditures, we anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience growth in operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Other transactions

     On July 24, 2000, we completed the merger with webMillion.com. Pursuant to the Merger Agreement, we issued 1,901,381 shares of our common stock to all the shareholders of webMillion. Holders of warrants of webMillion received, in the aggregate, the right to purchase from us 98,619 shares of our common stock at a price per share of $1.9792. A total of 361,063 of the merger shares are being held in a three-year escrow as security for the indemnification obligations of webMillion’s former shareholders pursuant to the Merger Agreement. A majority of outstanding voting securities of webMillion were owned by Messrs. Hauser and Adcock. The transaction was structured as a reverse triangular merger and will be accounted for through the purchase method of accounting. As a result of the tax-free purchase, webMillion now is our wholly owned subsidiary. There is no material relationship between Messrs. Hauser and Adcock, us, our affiliates, any of our directors or officers, or any associate of any such director or officer.

     On May 14, 2001 the Company purchased substantially all the assets of a company. Pursuant to the Asset Purchase Agreement the Company paid $1,835,562 in cash, issued 914,210 shares of the Company’s common stock and incurred $702,576 in a note payable to the former shareholder of the company. The acquisition has been accounted for using the purchase method of accounting.

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

     These risks include our ability to:

• manage our growth effectively;

• anticipate and adapt to the rapid changes in the Internet;

• continue to develop and upgrade our technology;

• respond to competitive developments in our market; and

• continue to identify, attract, retain and motivate qualified personnel.

     If we are unsuccessful in addressing these risks, our revenues may not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our stock.

We have a history of losses and expect to incur substantial losses in the future

     We incurred net losses attributable to common stockholders of approximately $5.6 million for the three months ended June 30, 2001 and $4.5 million for the three months ended June 30, 2000. Our accumulated deficit from inception, as of June 30, 2001, was approximately $41.3 million. We expect to continue to incur substantial net losses for the foreseeable future due to a high level of planned operating expenditures. We are making these expenditures in anticipation of higher revenue, but we cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will return to profitability.

Intellectual property infringement claims could prevent or hinder our ability to deliver advertisements over the Internet

     We face the risk that other parties’ intellectual property positions will impair our ability to deliver advertisements over the Internet and as a result, our operations may be severely harmed. Third parties may have, or may in the future be granted, patents that cover our technology or other aspects of our business. We may be limited in our ability to use our technology or conduct our business without licenses from these third parties, which may not be available on commercially reasonable terms, if at all. In that case, we would be required to alter our technology in a way that would not infringe the subject patent, and we cannot assure you that these alterations would be successful. In addition, we may become subject to claims of alleged infringement based upon patents or other intellectual property rights of third parties, including the DoubleClick patent litigation described below. Such claims and any resulting litigation, should they occur, could result in significant expenses to us and divert management time and other resources, the extent of which cannot be quantified with any reasonable accuracy. Additionally, some of our contracts with Web publishers require us to indemnify the Web publishers for losses they incur arising from any infringement by our ad serving technology of a third party’s intellectual property rights.

     On November 12, 1999, DoubleClick filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Virginia. The suit alleged that we were infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick related to methods and networks for delivering, targeting and measuring advertising over the Internet. DoubleClick had sought treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys’ fees and costs. In November 2000, DoubleClick and L90 settled the patent infringement litigation DoubleClick initiated against L90, including L90’s related counterclaims against DoubleClick. Consequently, this lawsuit was dismissed with prejudice. As part of the settlement, DoubleClick and L90 granted each other certain rights in certain of their respective patents. No other terms of the settlement were disclosed.

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

     The following are among the factors that could cause significant fluctuations in our operating results:

• market acceptance of the Internet as an advertising medium;

• delay or cancellation of advertising contracts;

• expiration or termination of contracts with Web publishers;

• introduction of new or enhanced services by us or our competitors;

• system outages, delays in obtaining new equipment or problems with upgrades;

• disruption or impairment of the Internet;

• changes in our pricing policies or those of our competitors;

• seasonality in the demand for advertising;

• changes in government regulation of the Internet; and

• general economic and market conditions, as well as economic and market conditions specific to the Internet.

Government regulation may affect our ability to gather, generate or use information for profiles and may hinder our ability to conduct business

     The legal and regulatory environment governing the Internet and the use of information about Web users is uncertain and may change. A number of lawsuits have recently been filed against certain Internet companies related to online privacy. In addition, the Federal Trade Commission has begun investigations of, and several attorneys general have instituted legal proceedings against, certain Internet companies related to online privacy. Web sites typically place small files of information, commonly known as cookies, on a Web user’s hard drive, generally without the user’s knowledge or consent. Although it is possible to modify a Web user’s Internet browser software to prevent the placement of cookies, few users currently choose to do so. Our adMonitor tracking technology is able to use cookies to collect data about a Web user’s movement through the Internet. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies and restricting the collection of data through the use of cookies. United States legislators and various state governments in the past have introduced a number of bills aimed at regulating the collection and use of data from Internet users and additional similar bills are currently being considered. The European Union has adopted a directive addressing data privacy that may result in limitations on the collection and the use of specific personal information regarding Internet users. In addition, Germany and other European Union member countries have imposed their own laws protecting data that can become personally identifiable through subsequent processing. Other countries have enacted, or are considering, limitations on the use of personal data as well. The effectiveness of our technology could be impaired by any limitation in the use of cookies or the collection of data from Internet users, and consequently, our business and results of operations could be harmed.

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

Our common stock and our stock price may experience extreme price and volume fluctuations

     The stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. The market price of our common stock has fluctuated in the past and is likely to be highly volatile. The market price of our common stock could be subject to wide fluctuations in response to factors such as:

• actual or anticipated variations in our revenue;

• earnings and cash flow;

• announcements of new service offerings;

• technological innovations;

• competitive developments with respect to patents, copyrights or proprietary rights;

• changes in financial estimates by securities analysts;

• conditions and trends in the Internet and electronic commerce industries;

• adoption of new accounting standards affecting our industry; and

• general market conditions.

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

Historically a small number of Web publishers accounted for a substantial percentage of our advertising revenue. While no individual Web publisher accounted for more than 2.5% of our revenues, our failure to continue to develop and sustain long-term relationships with Web publishers, or the reduction in traffic of a current Web publisher in our network, could limit our ability to generate revenue.

     For the three months ended June 30, 2001, our top five Web publishers accounted for approximately 5.7% of our advertising revenue, and our top three Web publishers accounted for approximately 4.1% of our advertising revenue. Our contracts with Web publishers, including these top Web publishers, are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers.

A limited number of marketers accounts for a significant percentage of our revenue and a loss of one or more of these marketers could cause our results of operations to suffer

     For the three months ended June 30, 2001, revenue from our five largest marketers accounted for 23.1% of our advertising revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer.

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

• the necessary network infrastructure for substantial growth in usage of the Internet may not develop adequately;

• insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times; and

• negative publicity and consumer concern surrounding the security of transactions could impede the growth of electronic commerce.

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

Many competitors have substantial competitive advantages that may make it more difficult for us to retain our existing marketers and Web publishers and to attract new marketers and Web publishers

     The markets for online advertising, direct marketing and ad delivery, or ad serving, and tracking technology are intensely competitive. We compete with television, radio, cable and print for a share of marketers’ total advertising budgets. We also compete with large Web publishers and Web search engine companies, such as America Online, Excite@Home, Infoseek and Yahoo!, for the online advertising budgets of marketers. In addition, we compete with various Internet advertising networks, such as DoubleClick, 24/7 Media and Engage Technologies. In marketing our adMonitor products and services to Web publishers and marketers, we also compete with providers of ad delivery, or ad serving, technology, database management and related services, including DoubleClick and Engage Technologies. Many of our current and potential competitors enjoy competitive advantages over us, including significantly greater financial, technical and marketing resources. They may also enjoy significantly greater brand recognition and substantially larger bases of Web site clients and marketers.

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

Our failure to successfully acquire and integrate new technologies and businesses could cause our results of operations to suffer

     We focus on creating sponsorship-oriented advertising campaigns that take full advantage of the unique capabilities of the Internet. The Internet is a quickly changing environment, requiring companies to constantly improve their technology and develop or acquire new technology. We intend to acquire and make investments in complementary businesses, products, services or technologies. On July 24, 2000, we completed the acquisition of webMillion.com, Inc. and on May 14, 2001 we purchased substantially all the assets of a company. We cannot assure you that we will be able to identify other acquisition or investment candidates. Even if we do identify other candidates, we cannot assure you that we will be able to make any potential acquisition or investment on commercially acceptable terms. Moreover, we may have difficulty integrating any acquired businesses, products, services or technologies into our operations. These difficulties could disrupt our business, distract our management and employees and increase our expenses. In addition, we may incur debt or issue equity securities to fund any future acquisitions. The issuance of equity securities could be dilutive to existing stockholders.

If we are unable to safeguard the security and privacy of our information, our results of operations may suffer

     Our technical infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. Weaknesses or vulnerabilities in the Internet, a user’s personal computer or in our services could compromise the confidential nature of information transmitted over the Internet. These factors could require us to devote significant financial and human resources to protect against future breaches and alleviate or mitigate problems caused by security breaches. Security breaches could result in financial loss, litigation and other liabilities, any of which could cause our results of operations to suffer.

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

We may be liable for content available or posted on the Web sites of our publishers

     We may be liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory. Any claims or counterclaims could be time-consuming, result in costly litigation or divert management’s attention.

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

     As of June 30, 2001, L90 had 24,913,058 shares of common stock outstanding, excluding 4,615,209 shares subject to options outstanding as of such date under its stock option plans that are exercisable at prices ranging from $1.20 to $27.75 per share. Additionally, certain holders of L90’s common stock have registration rights with respect to their shares. L90 may be required to file one or more registration statements in compliance with these registration rights. L90 cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of its common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales could occur, may materially and adversely affect prevailing market prices for its common stock.

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

Our planned international expansion may be affected by factors beyond our control

     We are currently evaluating the initiation of operations in selected international markets. This potential expansion could occur through internal growth, acquisition, or both. In June 2000, we established a branch office in London. Expansion into international markets will require substantial resources and attention from management. We have no experience in international operations and may not be able to compete effectively in international markets. We may face numerous risks inherent in conducting business internationally, such as:

• the impact of recessions in economies outside the United States;

• changes in domestic regulatory requirements, as well as differences between domestic and foreign regulatory requirements;

• export restrictions, including export controls relating to encryption technology;

• reduced protection for intellectual property rights in some countries;

• potentially adverse tax consequences;

• difficulties and costs of staffing and managing foreign operations;

• problems associated with any acquisitions we might pursue;

• foreign political and economic instability;

• tariffs and other trade barriers;

• fluctuations in currency exchange rates; and

• seasonal reductions in business activity.

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

We are subject to anti-takeover provisions, which may make it difficult for a third party to acquire us

     A number of recent acquisitions and consolidations have occurred in our industry. For example, DoubleClick acquired NetGravity in October 1999, and CMGI, Inc. sold Flycast Communications and Adsmart in April 2000 to its majority-owned operating company, Engage Technologies, Inc. We are subject to anti-takeover provisions that may make it difficult for a third party to acquire us. We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of the corporation’s voting stock.

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

Foreign Currency

     Currently the majority of our sales and expenses are denominated in U.S. dollars and as a result we have experienced no material foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies during 2001, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

     Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

PART II

ITEM 1. LEGAL PROCEEDINGS

     On April 2, 2001, EMI Communications Corp. filed a lawsuit against the Company in the Queen’s Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by the Company. The Company believes this suit is without merit and intends to vigorously defend itself against these claims.

     We periodically may become subject to other legal proceedings in the ordinary course of our business. We are not currently involved in any proceedings, which we believe will materially and adversely affect us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds

     The effective date of the registration statement related to our initial public offering of shares of common stock was January 28, 2000 (SEC Registration No. 333-87607). Through our initial public offering in February 2000, we sold 7,475,000 shares of our common stock, inclusive of the underwriters’ over allotment, at an initial public offering price of $15.00 per share. Our initial public offering was managed by SG Cowen Securities Corporation, Banc of America Securities LLC, CIBC Oppenheimer Corp. and Wit Capital Corporation. The initial public offering resulted in gross proceeds of approximately $112.1 million, approximately $7.8 million of which was applied toward the underwriting discount and commission. Expenses related to the offering totaled approximately $1.7 million. Our net proceeds from the offering were approximately $102.6 million. From the time of receipt through June 30, 2001, these net proceeds have been applied toward general corporate purposes. Pending these uses, the net proceeds have been invested in short-term, investment grade, interest-bearing securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2001 Annual Meeting of Stockholders on May 3, 2001. At that meeting, our stockholders approved the following proposals: (i) election of the following individuals to serve on the Board of Directors: William M. Apfelbaum, John C. Bohan, Mark D. Roah, Christopher J. Cardinali, Peter G. Diamandis, Glenn S. Meyers, G. Bruce Redditt and Peter Sealey, (ii) amendment to our 1999 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 6,342,768, and (iii) ratification of Arthur Andersen LLP as our independent auditors for the fiscal year ending December 31, 2001. The results of the voting at the meeting were as follows:

Proposal One:

Board of Directors

	For	Withheld

William M. Apfelbaum	15,653,706	263,939

John C. Bohan	14,809,871	1,107,774

Christopher J. Cardinali	14,809,846	1,107,779

Peter G. Diamandis	15,653,706	263,939

Glenn S. Meyers	14,672,011	1,245,634

G. Bruce Redditt	14,671,811	1,245,834

Mark D. Roah	14,808,896	1,108,749

Peter Sealey	15,653,906	263,739

Proposal Two:

Amendment to 1999 Stock Incentive Plan

For	Against	Abstain

13,605,212	1,835,570	476,863

Proposal Three:

Independent Auditors

For	Against	Abstain

15,148,503	309,749	459,393

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits.

     None

     b.     Reports on Form 8-K

     We did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L90, INC.

Dated: August 10, 2001	By: /s/ John C. Bohan

Name: John C. Bohan Title: President & Chief Executive Officer

Dated: August 10, 2001	By: /s/ Thomas A. Sebastian

Name: Thomas A. Sebastian Title: Chief Financial Officer, Senior Vice President and Assistant Secretary