Form 10-Q
period 2001-09-30
L90 INC
filed 2001-11-14
CIK 1095158

 ==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 --------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    As of November 6, 2001, L90, Inc. had 24,913,035 shares of its Common Stock, $0.001 par value per share, outstanding.


================================================================================

                                    L90, INC.

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I

        Item 1.  Condensed Consolidated Financial Statements

                   Consolidated Balance Sheets.....................................      3
                   Consolidated Statements of Operations...........................      4
                   Consolidated Statements of Cash Flows...........................      5
                   Consolidated Statements of Stockholders' Equity.................      6
                   Notes to Consolidated Financial Statements......................      7
        Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.......................................     17

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk........     31

PART II

        Item 1.  Legal Proceedings.................................................     32
        Item 2.  Changes in Securities and Use of Proceeds.........................     32
        Item 4   Submission of Matters to a Vote of Security Holders...............     32
        Item 6.  Exhibits and Reports on Form 8-K..................................     32

SIGNATURES       ..................................................................     34


                                     PART I

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            L90, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2001             2000
                                                                        -------------    -------------
                                                                       (UNAUDITED)

                               ASSETS
Current Assets:
    Cash and cash equivalents .......................................   $  58,280,437    $  72,653,394
    Accounts receivable, net of allowance of $3,932,051 and
        $2,671,039 at September 30, 2001 and December 31, 2000,
        respectively ................................................      17,706,188       13,964,680
    Notes receivable from officers ..................................       1,480,000        1,480,000
    Prepaid expenses and other assets ...............................       2,554,814        2,551,166
                                                                        -------------    -------------
                     Total current assets ...........................      80,021,439       90,649,240
                                                                        -------------    -------------
      Restricted cash ...............................................       2,618,632        2,618,632
      Goodwill, net of accumulated amortization of  $1,287,429 and
          $416,380 at September 30, 2001 and December 31, 2000,
          respectively ..............................................      25,182,285       19,569,848
    Investment in Zondigo ...........................................            --          1,950,000
    Property and equipment:
      Equipment .....................................................      13,440,927       16,566,587
      Furniture and fixtures ........................................         766,514          245,760
      Leasehold improvements ........................................         345,130           41,606
                                                                        -------------    -------------
                                                                           14,552,571       16,853,953
      Less--Accumulated depreciation and amortization ...............      (6,779,026)      (4,273,527)
                                                                        -------------    -------------
    Property and equipment, net .....................................       7,773,545       12,580,426
                                                                        -------------    -------------
                   Total assets .....................................   $ 115,595,901    $ 127,368,146
                                                                        =============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ................................................   $  15,500,641    $   7,642,170
    Accrued expenses ................................................       2,702,638        2,813,350
    Current portion of note payable .................................       1,277,777          486,708
    Current portion of long-term capital lease obligations ..........         249,303          410,821
    Deferred revenues ...............................................       1,534,312          944,852
                                                                        -------------    -------------
            Total current liabilities ...............................      21,264,671       12,297,901
    Note payable, net of current portion ............................         143,687          524,976
    Long-term capital lease obligations, net of current portion .....          34,103          252,465
                                                                        -------------    -------------
            Total liabilities .......................................      21,442,461       13,075,342
                                                                        -------------    -------------
Stockholders' Equity:
         Common stock, $0.001 par value, 53,333,333 shares
            authorized, 24,913,035 shares issued and outstanding at
            September 30, 2001 and 23,998,409 at December 31, 2000 ..          25,011           24,096
    Additional paid-in capital ......................................     145,074,445      142,845,553
    Notes receivable for common stock ...............................         (24,749)         (24,749)
    Retained deficit ................................................     (50,921,267)     (28,552,096)
                                                                        -------------    -------------
            Total stockholders' equity ..............................      94,153,440      114,292,804
                                                                        -------------    -------------
            Total liabilities and stockholders' equity ..............   $ 115,595,901    $ 127,368,146
                                                                        =============    =============



        The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                  ----------------------------    ----------------------------
                                                      2001           2000             2001             2000
                                                 ------------    ------------    ------------    ------------
Revenue:
        Service fee-based revenue .............   $  7,252,575    $ 14,394,581    $ 24,114,739    $ 34,520,418
        Commission-based revenue ..............      1,155,310         287,994       3,081,700         970,275
                                                  ------------    ------------    ------------    ------------
                Total revenue .................      8,407,885      14,682,575      27,196,439      35,490,693
                                                  ------------    ------------    ------------    ------------

Operating expenses:
        Cost of service fee and other revenue .      3,133,363       8,973,856      11,122,328      22,453,444

        Sales and marketing ...................      3,928,470       4,592,783      14,428,774      10,994,669
        Research and development ..............      4,161,786       3,387,228      11,358,895       8,782,306
        General and administrative ............      4,304,483       4,515,341      12,014,679      11,965,636
                                                  ------------    ------------    ------------    ------------
  Total operating expenses ....................     15,528,102      21,469,208      48,924,676      54,196,055
                                                  ------------    ------------    ------------    ------------
Operating loss ................................     (7,120,217)     (6,786,633)    (21,728,237)    (18,705,362)
Loss on sale of equipment .....................       (902,539)           --          (673,853)           --
Write off of investment in Zondigo ............     (2,117,398)           --        (2,117,398)           --
Interest income (expense), net ................        508,445       1,433,435       2,150,241       3,850,288
                                                  ------------    ------------    ------------    ------------
Loss before provision for income taxes ........     (9,631,709)     (5,353,198)    (22,369,247)    (14,855,074)
Provision for income taxes ....................           --              --              --              --
                                                  ------------    ------------    ------------    ------------
Net loss ......................................   $ (9,631,709)   $ (5,353,198)   $(22,369,247)   $(14,855,074)
                                                  ============    ============    ============    ============
Cumulative dividends on participating preferred
  stock  ......................................           --              --              --            (2,411)
                                                  ------------    ------------    ------------    ------------

Net loss attributable to common stockholders ..   $ (9,631,709)   $ (5,353,198)   $(22,369,247)   $(14,857,485)
                                                  ============    ============    ============    ============


Net loss per share:
       Basic/Diluted ..........................   $      (0.39)   $      (0.23)   $      (0.91)   $      (0.67)
                                                  ============    ============    ============    ============
Weighted average number of common shares
  outstanding:
       Basic/Diluted ..........................     24,913,058      24,471,522      24,469,445      22,014,303
                                                  ============    ============    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         2001               2000
                                                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................................   $ (22,369,245)   $ (14,855,074)
Adjustments to reconcile net loss to cash used in operating
activities

    Depreciation and amortization ................................................       4,796,764        2,931,114
    Loss on disposal of assets ...................................................         673,853             --
    Non-cash charge for write off of investment in Zondigo .......................       2,117,667             --
    Non-cash charge for warrants issued ..........................................            --            208,500
    Changes in assets and liabilities:
        Accounts receivable ......................................................       5,993,862       (7,160,739)
        Prepaid expenses and other assets ........................................           6,428          409,889
          Accounts payable .......................................................      (3,028,417)       5,244,684
          Accrued expenses .......................................................        (710,746)       2,295,656
        Deferred revenues ........................................................         519,044          595,390
                                                                                     -------------    -------------
            Net cash used in operating activities ................................     (12,000,790)     (10,330,582)
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of a list marketing business ....................................      (1,790,603)        (195,797)
        Purchase of property and equipment .......................................      (1,230,368)     (12,434,870)
        Proceeds from sale of equipment ..........................................       1,320,013             --
                                                                                     -------------    -------------
            Net cash used in investing activities ................................      (1,700,958)     (12,630,667)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (payments) borrowings under capital lease obligations ................        (672,676)        (376,381)
        Restricted Cash ..........................................................            --           (600,000)
        Proceeds from initial public offering, net of issuance
           costs .................................................................            --        102,587,595
        Repayment of notes receivable for common stock ...........................            --            120,334
        Exercise of warrants .....................................................            --          3,843,793
        Distribution of dividends ................................................            --           (401,140)
        Exercise of common stock options .........................................           1,467          381,952
                                                                                     -------------    -------------
            Net cash (used in) provided by financing activities ..................        (671,209)     105,556,153
                                                                                     -------------    -------------
Net (decrease)/increase in cash ..................................................     (14,372,957)      82,594,904
Cash and cash equivalents, beginning of period ...................................      72,653,394        6,895,938
                                                                                     -------------    -------------
Cash and cash equivalents, end of period .........................................   $  58,280,437    $  89,490,842
                                                                                     =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest .....................................................................   $      71,286    $      65,074
                                                                                     =============    =============

Purchase of a list marketing business
         Fair value of assets acquired ...........................................   $   9,795,371    $     462,877
         Liabilities assumed .....................................................   $ (11,072,338)   $    (753,307)
         Goodwill ................................................................   $   6,483,486    $  19,769,752
         Less: common stock issued ...............................................   $  (2,228,340)   $ (19,500,001)
         Note payable to former shareholder ......................................   $    (702,576)   $        --
         Costs of purchase .......................................................   $    (485,000)   $     216,476
                                                                                     -------------    -------------
         Cash paid for purchase of business ......................................   $   1,790,603    $     195,797
                                                                                     =============    =============

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
    Notes receivable for common stock ............................................   $     (24,749)   $     (24,749)
                                                                                     =============    =============
    Accrued dividends ............................................................   $        --      $       2,411
                                                                                     =============    =============
    Cashless exercise of warrant .................................................   $        --      $       1,038
                                                                                     =============    =============


        The accompanying notes are an integral part of these consolidated financial statements

                            L90, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                      NOTES
                                                                                    RECEIVABLE
                                                                    ADDITIONAL         FOR
                                   PREFERRED          COMMON          PAID-IN         COMMON           RETAINED
                                    STOCK              STOCK          CAPITAL          STOCK           DEFICIT           TOTAL
                                  -------------    -------------   -------------    -------------    -------------    -------------
BALANCE at December 31, 1999  ..  $  16,006,019    $       6,693   $     181,901    $     (43,750)   $  (8,838,664)   $   7,312,199
Net loss .......................           --               --              --               --        (19,711,021)     (19,711,021)
Conversion of preferred stock
   into common stock ...........    (16,006,019)           5,276      16,000,743             --               --               --
Issuance of common upon IPO,
   net of costs of $9,537,405 ..           --              7,475     102,580,120             --               --        102,587,595
Notes receivable for exercise ..
   of options ..................           --                267         101,066         (101,333)            --               --
Repayment of notes receivable
   for common stock ............           --               --              --            120,334             --            120,334
Issuance of common stock for
   options .....................           --                234         433,580             --               --            433,814
Issuance of common stock for
   purchase of webMillion ......           --              2,000      19,498,001             --               --         19,500,001
Exercise of warrants ...........           --              1,113       3,842,680             --               --          3,843,793
Issuance of warrant ............           --               --           208,500             --               --            208,500
Cashless exercise of warrants ..           --              1,038          (1,038)            --               --               --
Accrual of cumulative
   dividends on participating
   preferred stock .............           --               --              --               --             (2,411)          (2,411)
                                  -------------    -------------   -------------    -------------    -------------    -------------

BALANCE at December 31, 2000 ...           --             24,096     142,845,553          (24,749)     (28,552,096)     114,292,804
Net loss .......................           --               --              --               --        (22,369,171)     (22,369,171)
Issuance of common stock for
    purchase of net assets of
    a list marketing business ..           --                914       2,227,426             --               --          2,228,340
Issuance of common stock for
    options ....................           --                  1           1,466             --               --              1,467
                                  -------------    -------------   -------------    -------------    -------------    -------------
BALANCE at September 30, 2001 ..   $       --      $      25,011   $ 145,074,445    $     (24,749)   $ (50,921,267    $  94,153,440
                                  =============    =============   =============    =============    =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF THE BUSINESS


    L90, Inc. (together with its Subsidiary, the "Company") is primarily an Internet-based provider of marketing solutions for advertisers and Web publishers. The Company provides fully outsourced ad sales, direct marketing, list marketing and sweepstakes promotions. The Company develops targeted marketing campaigns that leverage the capabilities of the Internet.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a. INTERIM RESULTS

    The accompanying interim condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.

    These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.


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

                            L90, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

risk of loss from the advertiser for ads sold. Consequently, revenue earned from service fee-based contracts reflects the full value of the ads sold, or the Company's credit risk exposure on service fee-based sales.

    System revenue represents the full value of gross billings for ads sold under either commission-based or service fee-based contracts and is not affected by the mix of such contracts. Although system revenue is not recognized under accounting principles generally accepted in the United States, the Company believes that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another. Revenue of the Company derived from system revenue was $14,939,364 and $16,171,367, for the quarters ended September 30, 2001 and 2000, respectively.

    c. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

    The Company sells advertising space to its customers. For the quarter ended September 30, 2001, there were no advertising customers that comprised greater than 10 percent of revenue. For the quarter ended September 30, 2000, the largest advertising customer accounted for 10.3 percent of revenue.

    The Company, in some instances, purchases advertising space from its Web site partners and in other instances sells advertising space on behalf of its Web site partners. For the quarter ended September 30, 2001, no Web site partner comprised greater than 10 percent of revenue. For the quarter ended September 30, 2000, one Web site partner comprised 14.3 percent of revenue.


    d. CASH AND CASH EQUIVALENTS

    For purposes of the balance sheets and statements of cash flows, cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less.

    The Company maintained its cash balances in six financial institutions during 2001 and 2000. The cash balances in each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2001 and December 31, 2000, the Company's uninsured cash balances totaled $60,699,069 and $74,972,025, respectively.

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

                            L90, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                            L90, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

    n. RECENT ACCOUNTING PRONOUNCEMENTS

    In September 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after September 15, 2000 as amended by SFAS No. 137 and SFAS No.
138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in the earnings unless specific hedge accounting criteria are met. The Company did not have any derivative instruments as of December 31, 2000 and the adoption of SFAS No. 133 did not have a material impact on its financial statements.

                            L90, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    In September 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Based upon current levels of goodwill, the elimination of amortization of goodwill would result in a decrease in expenses of approximately $1.3 million on an annualized basis.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged and generally are to be applied prospectively. We do not expect the adoption of SFAS 143 to have a material impact on our financial condition and results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial condition and results of operations.

    o. PRINCIPLES OF CONSOLIDATION

    The Company's consolidated financials as of September 30, 2001 and December 31, 2000 and for the nine month periods ended September 30, 2001 and 2000, include the accounts of the Company and its subsidiary from its respective date of acquisition (see note 3). All significant intercompany transactions and balances have been eliminated in consolidation.

3. ACQUISITIONS

    On July 24, 2000, the Company acquired webMillion.com, Inc., a leading direct marketing promotions company. Pursuant to the Merger Agreement, the Company issued 1,901,381 shares of its Common Stock, $0.001 par value, to all the shareholders of webMillion. Holders of warrants of webMillion received, in the aggregate, the right to purchase from the Company

                            L90, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

    On May 14, 2001 the Company purchased substantially all the assets of a list marketing business. Pursuant to the Asset Purchase Agreement the Company paid $1,790,603 in cash, issued 914,210 shares of the Company's common stock and incurred $702,576 in a note payable to the former shareholder of the company. The recorded purchase price excludes contingent increases associated with earn out provisions which could increase the purchase price by up to $1,000,000 if defined operating income provisions are met.

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

5. DEBT

    On November 29, 1999, the Company acquired a software license in exchange for a promissory note for $1,453,715. The note bears interest at 7.86% per annum. This note is collateralized by a standby letter of credit for a total of $1,208,632. At December 31, 2000 the

                            L90, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company had pledged $1,208,632 of cash as collateral for this outstanding letter of credit. Remaining principal payments due under the note are $125,152 and $524,976 for the years ending December 31, 2001 and 2002, respectively.

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

6. STOCK OPTIONS AND WARRANTS

    a. STOCK OPTIONS

    Employee transactions during the quarter ended September 30, 2001 are summarized as follows:


                                                       WEIGHTED AVERAGE
    EMPLOYEE STOCK OPTIONS                SHARES        EXERCISE PRICE
    ----------------------             ----------      ----------------

Outstanding at beginning of period .    4,627,709           $ 5.97
Granted ............................        8,999           $ 2.45
Expirations ........................      (10,339)          $12.40
Cancellations ......................     (263,382)          $10.06
                                       ----------           ------
Outstanding at end of period .......    4,362,987           $ 5.70
Options exercisable at end of period    1,149,554
Weighted average fair value of
options granted during period ......   $     2.45
                                       ==========

The following table summarizes information about employee stock options outstanding at September 30, 2001:


                                                    WEIGHTED
                                                     AVERAGE
                                                    REMAINING
                                       NUMBER      CONTRACTUAL
       RANGE OF EXERCISE PRICES      OUTSTANDING      LIFE
       ------------------------      -----------  -----------
     $1.20-$1.50                         137,941   6.54 years
     $2.00-$3.75                       1,873,724   8.82 years
     $4.09-$6.13                       1,246,299   9.02 years
     $6.25-$9.25                         124,414   8.62 years
     $9.50-$10.25                        596,682   8.66 years
     $14.44-$21.06                       352,579   6.64 years


                            L90, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     $22.38-$27.75                        31,348   2.33 years
                                       ---------   ----------
                                       4,362,987   9.10 years
                                       ---------   ----------



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

    On April 2, 2001, EMI Communications Corp. filed a lawsuit against the Company in the Queen's Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by the Company. The Company believes this suit is without merit and intends to vigorously defend itself against these claims.

    b. OFFICE LEASE

    The Company leases office space in the following locations: Marina Del Rey, CA, San Francisco, CA, Seattle, WA, Chicago, IL, Greenwich, CT, New York, NY, Valhalla, NY, Plymouth, MN and London, England. The Company entered into the following lease agreements during the 12 months ended December 31, 2000:

    On January 17, 2000, the Company entered into an agreement to lease office space in Chicago, IL through January 16, 2005.

    On February 28, 2000, the Company entered into an agreement to lease office space in San Francisco, CA through July 30, 2003. In connection with this agreement, the Company was required to obtain a standby letter of credit in the amount of $600,000. This letter of credit expires on July 31, 2001 and is automatically extended for an additional period of one year through July 31, 2002. The Company has pledged $600,000 under this letter of credit.

    On September 26, 2000, the Company entered into an agreement to lease office space in Greenwich, CT through July 31, 2005.

                            L90, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    On July 24, 2000, in conjunction with its acquisition of webMillion.com, Inc., the Company assumed the lease liability for office space in Boise, ID through September 30, 2001. The lease was terminated effective March 31, 2001.

    On September 26, 2000, the Company entered into an agreement to lease office space in Seattle, WA through September 30, 2003.

    On October 27, 2000, the Company entered into an agreement to lease office space for its corporate headquarters in Marina Del Rey, CA through December 31, 2005. In connection with this agreement, the Company was required to obtain a standby letter of credit in the amount of $750,000. This letter of credit expires on January 31, 2002 and is automatically extended for an additional period of one year through January 31, 2006. The Company has pledged $750,000 under this letter of credit.

    On May 14, 2001, the Company assumed a lease agreement for office space in Valhalla, NY and Minneapolis, MN, through July 2005 and December 2001, respectively.

    The minimum rental commitments required under operating leases are as follows:

                                  OPERATING
   YEAR                             LEASES
  -----                          -----------
  2001.......................     $2,001,000
  2002.......................      2,203,000
  2003.......................      2,021,000
  2004.......................      1,537,000
  2005.......................      1,283,000
  Thereafter.................        144,000
                                  ----------
                                  $9,189,000
                                  ----------


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

    During the quarter ended September 30, 2001, the Company wrote off its investment in Zondigo, which consists of $1,950,000 for the actual investment and $166,667 corresponding to the affiliated licensing agreement. Management has evaluated the carrying value of the investment and has concluded that it is impaired.

                            L90, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

10. SUBSEQUENT EVENTS

    On October 2, 2001, the Company completed the sale of adMonitor, its ad serving technology software, and the technology underlying its ProfiTools solutions to DoubleClick Inc. in exchange for $6.84 million. As part of the sale, L90 entered into a 5-year non-exclusive ad serving agreement for DART, DoubleClick's ad serving technology, pursuant to which L90 will purchase a minimum of $3.5 million of DART services. The sale proceeds will be recognized ratably over the term of the DART agreement.

    On October 15, 2001, the Company forgave loans to officers totaling $508,113. Upon receipt of certain income tax refunds, the two officers have agreed to pay to the Company $859,225 in partial repayment of such loans. The Company will pay to the officers a total of $656,230 to tax protect such officers with respect to the forgiveness of debt described above. The balance of the loans will remain due from the officers pending further payments.

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

OVERVIEW

    References in this report to "L90," "we," "our" and "us" refer to L90, Inc. We are a leading provider of marketing services for marketers and Web publishers. We design and implement marketing campaigns for our marketing clients and strategically place their ads on our network of Web sites. We provide our Web publishing clients with a fully outsourced solution, which includes the sale of advertising space on their Web sites as well as the technology required to deliver advertisements. We have developed adMonitor, our ad serving and tracking technology that is used to deliver advertisements to our network of Web site publishers. adMonitor enables our marketing, and Web publishing clients to implement sophisticated marketing campaigns quickly and to selectively target ads to Web users based on specific interests or characteristics. adMonitor also enables our clients to measure and manage the effectiveness of their ad campaigns. On October 2, 2001, we sold our adMonitor technology to DoubleClick.

    Since inception, the majority of our revenue has been derived from online advertising sales. We offer advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. We also offer direct marketing programs, which may be priced on a cost per action basis, such as cost for each new user registration. In January 1999, we began to charge our customers for the use of our adMonitor technology. For the nine months ended September 30, 2001, media sales accounted for 83.3% of our revenue and fees generated by our adMonitor technology accounted for 16.7% of our revenue. For the three months ended September 30, 2001, media sales accounted for 85.9% of our revenue and fees generated by our adMonitor technology accounted for 14.1% of our revenue.

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

    The financial statements included elsewhere in this report include references to system revenue. We believe system revenue provides a consistent basis for reporting revenue from period-to-period, regardless of the change in contract type, as discussed above. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. We believe that period-to-period comparisons of operating results are not always meaningful and that the results for any period should not be relied upon as an indication of future performance. For the nine months ended September 30, 2001, service fee-based contracts accounted for 90.5% of our revenue, and commission based contracts accounted for 9.5% of our revenue. For the nine months ended September 30, 2000, service fee-based contracts accounted for 97.3% of our revenue, and commission-based contracts accounted for 2.7% of our revenue.

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

    Our revenue has historically been, and we expect it to continue to be, subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first calendar quarter of each year and they tend to place more advertisements during the fourth quarter. Additionally, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns.

RESULTS OF OPERATIONS

    REVENUE. Revenue decreased 42.7% to $8.4 million for the three months ended September 30, 2001 from $14.7 million for the three months ended September 30, 2000. This decrease was primarily due to the cyclically down advertising marketplace as well as the overall reduction in marketing spending by Internet-related clients. The decrease was also partially due to a change in our sales mix, whereby we entered into more commission based contracts as a percentage of total revenues compared to the same period in the prior year. On a year to date basis, revenue for the nine months ended September 30, 2001 was $27.2 million, a decrease of $8.3 million or 23.4% over the nine months ended September 30, 2000.

    SYSTEM REVENUE. System revenue represents the full value of gross billings for ads sold under either commission-based contracts or service fee-based contracts. Although system revenue is not recognized under accounting principles generally accepted in the United States, we believe that system revenue is a standard measure of advertising volume for the Internet advertising industry that enables a meaningful comparison of activity from period to period and from one company to another. System revenue decreased 7.6% to $14.9 million for the three months ended September 30, 2001 from $16.2 million for the three months ended September 30, 2000. The decrease was primarily due to a weaker advertising climate and reduced ad spending by Internet related companies, but was partially offset by an increase in direct marketing revenues including revenues from the list management business whose assets L90 acquired during the second quarter. On a year to date basis, system revenue for the nine months ended September 30, 2001 totaled $38.2 million, a decrease of $2.4 million or 5.8% under the nine months ended September 30, 2000.

    COST OF REVENUE. Cost of revenue was $3.1 million for the three months ended September 30, 2001 and $8.9 million for the three months ended September 30, 2000. The decrease in cost of revenue was due to the growth in commission based revenue and technology revenue as a percentage of total revenues as well as an increase in website commission rates. On a year to date basis, cost of revenue was $11.1 million for the nine months ended September 30, 2001 and $22.5 million for the nine months ended September 30, 2000.

    SALES AND MARKETING. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses decreased to $3.9 million, or 46.7% of revenue, for the three months ended September 30, 2001, compared to $4.6 million or 31.3% of revenue, for the three months ended September 30, 2000. Sales and marketing expenses increased to $14.4 million or 53.1% of revenue, for the nine months ended September 30, 2001, compared to $11.0 million or 31.0% of revenue, for the nine months ended September 30, 2000. This increase was primarily due to the retention of an appropriate number of sales and marketing personnel to service an anticipated increase in revenues. Our sales and marketing organization has increased to 120 employees as of September 30, 2001 from 115 employees as of September 30, 2000.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our adMonitor technology. To date, all research and development costs have been expensed as incurred. Research and development expenses increased to $4.2 million, or 49.5% of revenue, for the three months ended September 30, 2001, compared to $3.4 million, or 23.1% of revenue, for the three months ended September 30, 2000. Research and development expenses increased to $11.3 million, or 41.4% of revenue, for the nine months ended September 30, 2001, compared to $8.8 million, or 24.7% of revenue, for the nine months ended September 30, 2000. This increase was due primarily to the development and enhancement of our adMonitor technology and includes $531,000 in non-recurring charges related to the settlement of a licensing dispute. Following the sale of our adMonitor technology and our transition to a new ad serving and tracking platform, we expect our research and development expenses to decrease.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses decreased to $4.3 million, or 51.2% of revenue, for the three months ended September 30, 2001, compared to $4.5 million, or 30.8% of revenue, for the three months ended September 30, 2000. General and administrative expenses increased to $12.1 million, or 44.4% of revenue, for the nine months ended September 30, 2001, compared to $12.0 million, or 33.7% of revenue, for the nine months ended September 30, 2000. The net increase was primarily due to a decrease in overall costs offset by an increase in bad debt reserve to reflect a general downturn in the economy and includes $831,000 in non-recurring charges related to the write down of accounts receivable.

    INTEREST INCOME, NET. Net interest income primarily consists of interest earned on cash balances, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Net interest income was $508,000 and $1.4 million for the three months ended September 30, 2001 and 2000, respectively. The decrease in interest income resulted primarily from the use of cash proceeds from our initial public offering of common stock as working capital to fund normal business operations and the reduction of interest rates in general. On a year to date basis, net interest income for the nine months ended September 30, 2001 was $2.1 million, compared to $3.9 million for the nine months ended September 30, 2000.

    LOSS ON SALE OF EQUIPMENT. Loss on sale of equipment consists of a non-recurring write down of technology related assets following our decision to sell our adMonitor technology to DoubleClick.

    The Company's non-recurring charges for the three months ended September 30, 2001, consists of $2.1 million related to the write down of the investment in Zondigo, $900,000 related to the write down of technology related assets, $531,000 related to the settlement of a licensing dispute and $831,000 related to the write down of accounts receivable. The Company's loss per share before goodwill and excluding these charges was $0.20 per share.

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

    Net cash used by operating activities was $12.0 million for the nine months ended September 30, 2001, and $10.3 million for the nine months ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2001 resulted from a net loss of $22.4 million, as well as a $6.0 million net decrease in accounts receivable and prepaid expenses and other assets, offset by a $3.7 million decrease in accounts payable and accrued expenses, a $500,000 increase in deferred revenue, $4.8 million in depreciation and amortization and $2.1 million in a non-cash charge for the write off of an investment. Cash used in operating activities for the nine months ended September 30, 2000 resulted from a net loss of $14.9 million, as well as a $7.2 million increase in accounts receivable, partially offset by $7.5 million increase in accounts payable and accrued expenses, a $410,000 decrease in prepaids and other current assets and a $595,000 increase in deferred revenue.

    Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2001, and $12.6 million for the nine months ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 2001 was primarily related to $1.8 million for the purchase of the net assets of a business. Cash used in investing activities for the nine months ended September 30, 2000 was primarily related to purchases of property and equipment related to research and development.

    Net cash used in financing activities was $671,000 for the nine months ended September 30, 2001. Net cash provided by financing activities was $105.6 million for the nine months ended September 30, 2000. Cash used in financing activities for the nine months ended September 30, 2001 resulted primarily from payments under capital lease obligations. Cash provided by financing activities for the nine months ended September 30, 2000 resulted primarily from the receipt of proceeds from notes receivable for the Company's common stock.

    We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

ACQUISITIONS

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

    On May 14, 2001 the Company purchased substantially all the assets of a list marketing business. Pursuant to the Asset Purchase Agreement the Company paid $1,790,603 in cash, issued 914,210 shares of the Company's common stock and incurred $702,576 in a note payable to the former shareholder of the company. The acquisition has been accounted for using the purchase method of accounting.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR SUBSTANTIAL LOSSES IN THE FUTURE

    We incurred net losses attributable to common stockholders of approximately $9.6 million for the three months ended September 30, 2001 and $5.4 million for the three months ended September 30, 2000. Our accumulated deficit from inception, as of September 30, 2001, was approximately $50.9 million. We expect to continue to incur substantial net losses for the foreseeable future due to a high level of planned operating expenditures. We are making these expenditures in anticipation of higher revenue, but we cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will return to profitability.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE, WHICH MAY MAKE IT DIFFICULT TO FORECAST OUR FUTURE PERFORMANCE AND MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

    Our revenue and some of our operating costs may be unpredictable. This unpredictability will likely result in significant fluctuations in our quarterly results. Therefore, you should not rely on quarter-to-quarter comparisons of results of operations as an indication of our future performance. Because of our limited operating history and the emerging nature of our industry, we anticipate that securities analysts may have difficulty in accurately forecasting our results. If our operating results are below market expectations, the price of our common stock will likely decline.

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

OUR REVENUES FROM ADVERTISEMENTS AND ADVERTISING SERVICES TEND TO BE CYCLICAL AND DEPENDENT ON THE ECONOMIC PROSPECTS OF ADVERTISERS AND THE ECONOMY IN GENERAL. A CONTINUED DECREASE IN EXPENDITURES BY ADVERTISERS OR A CONTINUED DOWNTURN IN THE ECONOMY COULD CAUSE OUR REVENUES TO DECLINE SIGNIFICANTLY IN ANY GIVEN PERIOD.

    We derive, and expects to continue to derive for the foreseeable future, all of our revenues from the sale and placement of advertisements on Web sites and through online and offline direct mailings. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. In recent quarters, the advertising market has experienced increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers and the reduction of marketing and advertising budgets. As a result, advertising spending across traditional media, as well as the Internet, has decreased.

    We cannot assure you that further reductions in advertising spending will not occur. We also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase from current levels. As a result, our revenues from advertisements and advertising services may decline significantly in any given period.

OUR CUSTOMERS CONTINUE TO EXPERIENCE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    Our customers, in particular Internet-related companies, have experienced and may continue to experience difficulty raising capital and supporting their current operations and implementing their business plans and, therefore, may elect to reduce the resources they devote to advertising. Many other companies in the Internet industry have ceased operations or filed for bankruptcy protection. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current environment for Internet advertising and for Internet-related companies does not improve, our business, results of operations and financial condition could be materially harmed.

THE OCCURRENCE OF EXTRAORDINARY EVENTS, SUCH AS THE ATTACK ON THE WORLD TRADE CENTER AND THE PENTAGON AND THE THREAT OF BIOLOGICAL AGENTS SPREAD THROUGH THE MAIL SYSTEM, MAY SUBSTANTIALLY DECREASE THE USE OF AND DEMAND FOR ADVERTISING OVER THE INTERNET AND THROUGH MAILINGS, WHICH MAY SIGNIFICANTLY DECREASE OUR REVENUES.

    Following the attack on the World Trade Center and the Pentagon and the Anthrax attack through the mail system, some advertisers cancelled their advertising purchases, online and offline. Any additional occurrences of terrorist attacks or other extraordinary events that capture significant attention worldwide may result in similar reductions in the use of and demand for advertising on the Internet and through direct mailings and may significantly decrease our revenue for an indefinite period of time.

ADVERTISERS MAY BE RELUCTANT TO DEVOTE A PORTION OF THEIR BUDGETS TO INTERNET ADVERTISING AND DIGITAL MARKETING SOLUTIONS.

    Companies doing business on the Internet, including us, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising if they perceive the Internet to be a limited or ineffective marketing medium. Any shift in marketing budgets away from Internet advertising spending could materially harm our business, results of operations or financial condition.

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

    For the three months ended September 30, 2001, our top five Web publishers accounted for approximately 9.3% of our advertising revenue, and our top three Web publishers accounted for approximately 6.4% of our advertising revenue. Our contracts with Web publishers, including these top Web publishers, are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers.

A LIMITED NUMBER OF MARKETERS ACCOUNTS FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE AND A LOSS OF ONE OR MORE OF THESE MARKETERS COULD CAUSE OUR RESULTS OF OPERATIONS TO SUFFER

    For the three months ended September 30, 2001, revenue from our five largest marketers accounted for 21.4% of our advertising revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer. For the three months ended September 30, 2001, our bad debt expense related to uncollected advertising fees was $1.9 million.

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

    The markets for online advertising and direct marketing are intensely competitive. We compete with television, radio, cable and print for a share of marketers' total advertising budgets. We also compete with large Web publishers and Web search engine companies, such as America Online, Excite@Home, Infoseek and Yahoo!, for the online advertising budgets of marketers. In addition, we compete with various Internet advertising networks, such as DoubleClick. Many of our current and potential competitors enjoy competitive advantages over us, including significantly greater financial, technical and marketing resources. They may also enjoy significantly greater brand recognition and substantially larger bases of Web site clients and marketers.

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

OUR FAILURE TO SUCCESSFULLY ACQUIRE AND INTEGRATE NEW TECHNOLOGIES AND BUSINESSES COULD CAUSE OUR RESULTS OF OPERATIONS TO SUFFER

    We focus on creating sponsorship-oriented advertising campaigns that take full advantage of the unique capabilities of the Internet. The Internet is a quickly changing environment, requiring companies to constantly improve their technology and develop or acquire new technology. We intend to acquire and make investments in complementary businesses, products, services or technologies. We cannot assure you that we will be able to identify acquisition or investment candidates. Even if we do identify candidates, we cannot assure you that we will be able to make any potential acquisition or investment on commercially acceptable terms. Moreover, we may have difficulty integrating any acquired businesses, products, services or technologies into our operations. These difficulties could disrupt our business, distract our management and employees and increase our expenses. In addition, we may incur debt or issue equity securities to fund any future acquisitions. The issuance of equity securities could be dilutive to existing stockholders.

ANY FAILURE BY US TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR BUSINESS AND COMPETITIVE POSITION

    We generally protect our intellectual property through a combination of patent, trademark, trade secret and copyright laws, confidentiality agreements with our employees and third parties, and license agreements with consultants, vendors and clients. We have filed applications for several trademarks internationally and in the United States. We cannot assure you that any of our trademark applications will be approved. Even if these applications are approved, the trademarks may be successfully challenged by others or invalidated. In addition, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We may not have adequate remedies for any breach of confidentiality agreements, and our trade secrets may otherwise become known or independently developed by competitors.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

    As of September 30, 2001, we had 24,913,035 shares of common stock outstanding, excluding 1,149,554 shares subject to exercisable options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $1.20 to $27.75 per share. Additionally, certain holders of our common stock have registration rights with respect to their shares. We may be required to file one or more registration statements in compliance with these registration rights. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

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

    We did not hold derivative financial instruments as of September 30, 2001, and have never held these instruments in the past.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

    On April 2, 2001, EMI Communications Corp. filed a lawsuit against the Company in the Queen's Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by the Company. The Company believes this suit is without merit and intends to vigorously defend itself against these claims.

    We periodically may become subject to other legal proceedings in the ordinary course of our business. We are not currently involved in any proceedings, which we believe will materially and adversely affect us.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

    The effective date of the registration statement related to our initial public offering of shares of common stock was January 28, 2000 (SEC Registration No. 333-87607). Through our initial public offering in February 2000, we sold 7,475,000 shares of our common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $15.00 per share. Our initial public offering was managed by SG Cowen Securities Corporation, Banc of America Securities LLC, CIBC Oppenheimer Corp. and Wit Capital Corporation. The initial public offering resulted in gross proceeds of approximately $112.1 million, approximately $7.8 million of which was applied toward the underwriting discount and commission. Expenses related to the offering totaled approximately $1.7 million. Our net proceeds from the offering were approximately $102.6 million. From the time of receipt through September 30, 2001, these net proceeds have been applied toward general corporate purposes. Pending these uses, the net proceeds have been invested in short-term, investment grade, interest-bearing securities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    a. EXHIBITS. The following exhibits are filed as part of this Report.

10.1    Asset Purchase Agreement dated October 2, 2001 by and between
        DoubleClick, Inc. and L90, Inc.

10.2 DoubleClick Master Services Agreement dated October 2, 2001 by and between DoubleClick, Inc. and L90, Inc.

10.3    Dart Service Attachment for Publishers dated October 2, 2001 by and between
        DoubleClick, Inc. and L90, Inc.

    b. REPORTS ON FORM 8-K

    We did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               L90, INC.


Dated:  November 12, 2001      By:    /s/ John C. Bohan
                                      -------------------------------
                               Name:  John C. Bohan
                               Title: President & Chief Executive Officer

Dated:  November 12, 2001      By:    /s/ Thomas A. Sebastian
                                      -------------------------------
                               Name:  Thomas A. Sebastian
                               Title: Chief Financial Officer, Senior Vice
                                      President and Assistant Secretary

                                 EXHIBITS INDEX

    EXHIBIT
      NO.                            EXHIBIT
    ------                           -------
     10.1      Asset Purchase Agreement dated October 2, 2001 by and between DoubleClick,
               Inc. and L90, Inc.

     10.2      DoubleClick Master Services Agreement dated October 2, 2001 by and between
               DoubleClick, Inc. and L90, Inc.

     10.3      Dart Service Attachment for Publishers dated October 2, 2001 by and between
               DoubleClick, Inc. and L90, Inc.
