Form 10-K
period 2001-12-31
L90 INC
filed 2002-05-16
CIK 1095158

================================================================================
                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                               ------------------

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $11,084,865 (computed using the closing price of $1.30 per share of Common Stock on May 9, 2002, as reported by NASDAQ, based on the assumption that directors and officers and more than 10% shareholders are affiliates). There were 24,996,921 shares of the registrant's Common Stock, par value $.001 per share, outstanding on May 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None
================================================================================

                                    L90, INC.

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
Part I

         Item 1.   Business ........................................................................     2
         Item 2.   Properties ......................................................................    20
         Item 3.   Legal Proceedings ...............................................................    20
         Item 4.   Submission of Matters to a Vote of Security Holders .............................    21

Part II

         Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters .............................................................    22
         Item 6.   Selected Financial Data .........................................................    23
         Item 7.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations .......................................................    25
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ......................    31
         Item 8.   Financial Statements and Supplemental Data ......................................   F-1
         Item 9.   Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure ........................................................    33

Part III

         Item 10.  Directors and Executive Officers of the Registrant ..............................    33
         Item 11.  Executive Compensation ..........................................................    35
         Item 12.  Security Ownership of Certain Beneficial Owners and Management ..................    37
         Item 13.  Certain Relationships and Related Transactions ..................................    39

Part IV

         Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K ........................................................................    39

Signatures                                                                                              42

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT L90 AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. L90 UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1. BUSINESS

Company Overview

     L90, Inc. is a media company with expertise in both traditional direct marketing and online marketing. We provide our clients with strategic full service solutions that focus on maximizing results and returns. Our online advertising and direct marketing businesses, established in 1997, work with marketers and online publishers to build valuable relationships with consumers. Our offline direct marketing business, formerly known as Novus List Marketing, was established in 1989 and specializes in list management, alternative media and sophisticated data analytical services.

L90 Online Business Overview

     Since our inception over five years ago, we have been a leading provider of innovative marketing solutions that go beyond simple banners to produce better customer conversion rates, resulting in higher prices for Web site publishers and more value for marketers. We focus on the relationships between the customer and marketers and between the customer and Web publishers.

     An Internet based world is emerging in which the accessibility and accuracy of information is creating more intelligent customers and a significantly more competitive business environment. In this new digital world, marketers and customers increasingly are interacting over an "always connected" network that extends across the Internet through Web sites and e-mail, across television and the wireless frontier (via cell phones, pagers, personal digital assistants (PDA's) and other wireless devices). It is our belief that the reliance upon traditional distribution channels will lessen as companies begin to interact on a one-to-one basis with their customers, creating significant demand for technologies and services that drive value, attract customers, build lasting relationships with these customers and, ultimately, convert these relationships into revenue.

     Our marketing partnerships begin with brand building and initial customer acquisitions and continue to evolve as we utilize our expertise to work with our clients to determine the best possible inventory and methods to increase traffic, stimulate transactions and develop one-to-one relationships. Our Internet reach, inventory segmentation and marketing expertise provide both marketers and Web publishers with effective, differentiated and simple solutions to work together to grow their businesses and embrace the new economy.

     Value to Advertisers -- Build Brands, Acquire New Customers, Increase Traffic, Stimulate Transactions And Grow Relationships

     From strategic development and design, to execution, tracking and analysis, we are the complete source for value-generating marketing programs on the Internet. Our marketing solutions were developed to help businesses build brands, acquire customers, drive traffic, increase sales and garner customer retention. We create advertising programs that include sponsorships, opt-in e-mail, newsletters, content integration, micro-sites and sweepstakes. In addition, we provide marketers an experienced e-mail list management and brokerage group, a strategic marketing and creative services group and a network of high profile web site publishers. We have worked with over 1,700 marketers worldwide and have representation and sales agreements with over 100 leading Web publishing partners. Through our network of Web site publishers and our non-exclusive partnerships with leading Web sites, we reach nearly 50% of the total online audience.

     Value to Web Publishers -- A Fully Outsourced Marketing Sales Solution That Allows Web Publishers To Focus On Their Core Competency

     We offer Web publishers the ability to add value to their customer relationships, thereby increasing the value of their inventory to marketers. Through our superior sales representation, we are able to generate greater revenue on the Internet for these Web publishers. L90 delivers Internet users relevant offers and promotions through targeted campaigns, enhancing users' experiences and providing them with incentives to come back to a Web site. Outsourcing a Web publisher's sales efforts to L90 helps streamline the publisher's internal sales and marketing costs while broadening a site's reach and impact to its customers. Our fully outsourced marketing sales solutions are designed to generate greater revenue for Web publishers by increasing the value of their inventory to marketers and by selling this inventory through an experienced sales force. As a result, Web publishers are free to focus on the core competency of their businesses.

The L90 Difference

     While a number of companies are competing in the digital marketing space, we believe L90 stands out for a number of reasons.

     Brands. L90 has exclusive advertising representation relationships and non-exclusive partnerships with Web sites, including major brands and well-trafficked sites that offer marketers the opportunity to target consumers.

     Reach and Media. We have entered into representation and sales agreements with over 100 leading Web publishing partners. Through these relationships, we are able to reach approximately 35% of the Web users in the United States. This network enables marketers to target and connect with a number of diverse audiences. In addition, we offer Web publishers superior site representation, which includes the sale of their advertising inventory and the provision of ad delivery and related services. Through our non-exclusive partnerships with many leading Web sites we are able to extend our potential reach to nearly 50% of the total online audience.

     Marketing. Bringing extensive experience and a rich knowledge base, L90 professionals offer clients counsel and expertise in developing integrated, Internet strategies designed to meet branding, customer acquisition and revenue-generating goals. Our marketing services include the in-house capabilities of our Creative Services Group to assist marketers in designing contextually relevant marketing campaigns that attract and retain the Internet user. Over the past five years, we have provided services to over 1,700 marketers.

     Innovation. We have developed a suite of digital marketing tools that can be used to build on our marketing platforms to achieve the following goals: build brands, acquire new customers, increase traffic, stimulate transactions and grow relationships. Ultimately, this translates into high value relationships between marketers, Web publishers and their customers.

     We believe that L90 stands alone in offering full service sales and marketing solutions designed to allow marketers and Web publishers to interact in an environment that maximizes e-mail and Web-based inventory, while driving one-to-one, business-to-consumer communication that stimulates transactions, optimizes campaigns in real time and fosters the development of loyal relationships with customers.

Digital Marketing Platforms

     Our marketing solutions begin with our digital marketing platforms. We have developed five distinct digital marketing platforms, each of which allows marketers to connect with Web users different attributes of our broad network of Web publishers.

     L90|Direct Online. Our online direct marketing division specializes in e-mail list management and possesses an expertise in list brokerage with industry wide relationships. Additionally, L90|Direct Online offers co-registration, e-newsletters and design consultation services. The L90|Direct Online platform enables permission marketing tactics for marketers looking to target offers and incentives to the most desirable consumers.

     L90|Premium. The Premium platform provides marketers with the opportunity to reach targeted audiences on the high profile, well-trafficked Web sites of L90's premium partners. Marketers develop online advertising programs in partnership with an L90 Premium Web site partners. Advertising programs may include sponsorships, content, integration, rich media and more, all placed on one specific and well known Premium Web site.

     L90|Targeted. The Targeted platform provides marketers with the opportunity to reach specific audiences that are relevant to their product or service through channels such as Entertainment, Sports, Business/Finance, Women, Kids & Teens, Health&Fitness, Automotive and E-commerce.

     L90|R&E. Currently, the L90 network reaches approximately 35% of the Internet audience, which is approximately equal to the reach of major portals such as AOL, Lycos and MSN. With the additional reach of our non-exclusive partnerships, we provide advertisers with a reach of nearly 50% of the online audience.

     L90|CSG. From concept creation and innovative design to our back-end implementation, L90's Creative Services Group provides a full service solution for customers' online marketing needs. L90|CSG is a team of highly talented marketers, designers and engineers. L90|CSG's capabilities include: micro-sites, jump pages, sweepstakes development, Webmercials, PowerAds, HTML and rich media enhanced HTML e-mails, animated, audio, video, HTML and rich media banners and skyscrapers, voice over recording and editing, video capture, interactive games, copy writing and advanced flash programming.

Digital Marketing Tools

     Marketers and Web publishers build upon the above described five marketing platforms using a suite of digital marketing tools that we have developed. By utilizing these digital marketing tools in conjunction with these five marketing platforms, we enable marketers and Web publishers to achieve the following goals:

     .    Build Brands
     .    Acquire New Customers
     .    Increase Traffic
     .    Stimulate Transactions
     .    Grow Relationships

By using our marketing platforms and digital marketing tools to achieve these goals, marketers and Web publishers are able to build targeted, high-value relationships with Internet users. They are able to convert Internet visitors into loyal customers by optimizing the value of each relationship on a customer-by-customer basis. Our current portfolio of digital marketing tools includes:

     . Banners. The original brand awareness, traffic and lead generation tool that is most effective through targeted delivery.

     . E-newsletters. Product awareness and customer acquisition through targeted advertorial content within an e-mail newsletter.

     . Opt-in E-mails. Delivery of an offer to targeted, permission-based e-mail lists as a method of lead generation and brand building.

     . Co-Reg. (co-registration) Lead-generation and customer acquisition obtained on a permission-basis as consumers are registering on a Web site.

     . Link. Incentive-based viral marketing programs that enable word-of-mouth referrals.

     . Sweepstakes. Incentive-based promotions to acquire new customers, drive traffic and acquire opt-in information on users.

     . Games. Custom designed games that generate brand or product awareness and work to acquire valuable user information and new permission based users.

     . PowerAds. Customizable pop-up ads that build brand awareness, drive traffic and generate leads.

     . MicroSites. Brand awareness and customer acquisition through custom-designed mini-sites targeted at specific audiences.

     . Sponsorships. Brand awareness and association through sponsorship of a targeted area or a special event on a Web site.

     . Content Integration. Strategic placement of relevant content within a Web site to create brand association and drive qualified user traffic to a designated advertiser's destination

     . Broadband. Rich media advertising that combines the communication power of television, radio and print with the interactive and direct response components of the Internet.

     . Virtual Billboards. Customized virtual billboards that post a brand message or promotion on top of a Web site's content before disappearing.

L90|Direct Offline Business Overview

     L90|Direct Offline is a division of L90, specializing in offline marketing services for the direct marketing community. We acquired the direct marketing business of Novus List Marketing on May 14, 2001, and formed L90|Direct Offline. L90|Direct Offline is a high growth provider of list marketing services to leading publishing, catalog, e-commerce and other marketing companies as well as to non-profit organizations. Known throughout the industry for its full suite of list marketing services, including database capabilities, extensive, high quality client list and exceptional service, L90|Direct Offline is one of the leaders in the list marketing industry.

     L90|Direct Offline manages hundreds of files from over 50 different list owners. This broad client list provides L90 with reach in all market categories. Our strategy is not to dominate any particular market category, but rather to represent premier titles across all markets. Penetration of secondary and tertiary markets is our ultimate goal and with penetration in all market categories, we expect to achieve maximum exposure.

     L90|Direct Offline offers its clients seven distinct services: Database Management, List Management, Alternative Media, Database Overlay and Enhancements, Modeling, Data Hygiene and List Rental Fulfillment. L90|Direct Offline is one of the most successful list companies in the industry, generating superior sales through our proven services.

     Database Management: L90|Direct Offline provides comprehensive data warehousing services. Our speed, efficiency and technology allow us to house a client's data at a cost significantly less than traditional service bureaus without losing the value and security of the data.

     List Management: The goal of List Management is to maximize revenue by renting a client's database of names, addresses, and/or e-mail addresses to the business marketplace.

     Alternative Media: Alternative Media is a service providing a wide variety of revenue producing programs for clients including: blow-in programs, package inserts, co-ops and statement stuffers.

     Database Overlay and Enhancements: L90|Direct Offline has partnered with the industry's leading data providers to append additional data to our managed properties in order to offer more targeted selectivity on our managed files.

     Modeling Services: L90|Direct Offline use proprietary statistical software that analyzes client data to identify which customer attributes (variables) provide the most insight into predicting customer behavior. Modeling services are offered for a client's house file (internal use) and for list rental (external use).

     Data Hygiene Process: L90|Direct Offline provides a full array of data hygiene services, including address standardization, that work to ensure the list renter achieves maximum results.

     List Rental Fulfillment: L90|Direct Offline uses our proprietary established software to maintain all aspects of a customer's database. This allows us to complete the list rental process by fulfilling the requested agreements of a database for a proposed user. We reach our clients' goals by paying particular attention to data hygiene, the exact specifications of each list rental order, the verification of selections, quantities, and output media and time sensitivity of each campaign.

Privacy Concerns

     We believe that issues relating to the privacy of Internet users and the use of personal information about these users are extremely important. In the course of delivering ads to a Web user, we only collect non-personally identifiable information about the Web user. We do not collect any personally identifiable information about the Web user unless the Web user voluntarily and knowingly provides personally identifiable information. In implementing any service or program designed to gather consumer data, we are always mindful of our continuing commitment to uphold the privacy principles of the Direct Marketing Association. We actively monitor privacy laws and regulations and seek to comply with all applicable privacy requirements.

Sales and Marketing

     As of April 30, 2002, we had a total of 89 employees. We sell our online and offline sales and marketing solutions through a sales and marketing team consisting of a total of 63 employees as of April 30, 2002. Our online sales and marketing team, comprised of 38 employees, features three main divisions-L90|Online Direct, L90|Online Ad Sales and L90 Marketing and Creative Services. L90|Online Direct and L90|Online Ad Sales teams are comprised of sales managers, account executives and sales support. L90|Online Direct specializes in our email management and brokerage relationships and has the additional responsibility of growing our opt-in email sales revenue. L90|Online Ad Sales is responsible for generating ad sales revenue, which includes selling our Digital Marketing Platforms and our email services. The L90 Marketing and Creative Services team is responsible for supporting our L90|Online Ad Sales and L90|Online Direct divisions through developing innovate advertising packages and providing online creative services that generate incremental revenue for the sales team. As of April 30, 2002, our offline sales and marketing team consisted of a total of 25 employees. Our offline sales and marketing personnel are organized in a tiered structure with one president and three department heads responsible for each division of the business: Sales and Marketing; Analytical Services; and Account Management.

     We conduct a variety of marketing programs to generate demand for our products and services, build market awareness, develop customer leads and establish business relationships. Our marketing activities include public relations, print advertisements, online and offline advertisements and direct marketing, Web advertising seminars, trade shows, special events and ongoing customer communications programs.

Seasonality and Cyclicality

     We believe that our business is subject to seasonal fluctuations. Marketers generally place fewer advertisements during the first and third calendar quarters of each year, and direct marketers generally mail substantially more marketing materials in the third calendar quarter of each year. In addition, expenditures by advertisers and direct marketers vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns. Furthermore, user traffic on the Internet tends to decrease during the summer months, which results in fewer advertisements to sell and deliver. A decline in the general economy or in the economic prospects of advertisers and direct marketers could adversely affect our revenue.

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

     We may face competition from a number of Web sites and other media companies across a wide range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other factors. Several companies offer competitive products or services through Web advertising networks. Our business may also encounter competition from providers of advertising inventory and database and list management products and related services. In addition, we may face potential competition from a number of large Web publishers and Web portals. We also compete with television, radio, cable and print for a share of the overall advertising budgets of marketers.

     Under our agreement with DoubleClick, Inc. pursuant to which we sold our proprietary adMonitor technology, we agreed to a non-compete covenant with DoubleClick, Inc. This covenant provides that until October 2002, we will not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. The covenant does permit us to perform these activities in connection with our media sales and advertising and design services businesses.

Intellectual Property Rights

     Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks that we protect through a combination of patent, copyright, trade secret, unfair competition and trademark law, as well as contractual agreements. We have applied to register trademarks internationally and in the United States.

     We cannot guarantee that any of our current or future trademark applications will be approved. Even if they are approved, these trademarks may be successfully challenged by others or invalidated. Furthermore, if our trademark applications are not approved because third parties own dominant trademarks, our use of these trademarks may be restricted unless we enter into arrangements with these third parties. We cannot assure you that we can enter into arrangements with these third parties on commercially reasonable terms.

     We generally enter into confidentiality, inventions or license agreements with our employees, consultants and corporate partners and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our advertising solutions or technologies. Our precautions may not prevent misappropriation of our advertising solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our rights as fully as laws in the United States.

     We cannot guarantee that any of our intellectual property rights will be viable or valuable in the future since the validity, enforceability and scope of protection of intellectual property rights in Internet related industries is uncertain and still evolving. In addition, third parties may assert infringement claims against us. Any claims could subject us to significant liability for damages and could result in the invalidation of our intellectual property rights. In addition, any claims could result in litigation, which would be time-consuming and expensive to defend, and divert our time and attention. Even if we prevail, this litigation could cause our business, results of operations and financial condition to suffer. Any claims or litigation from third parties may also result in limitations on our ability to use the intellectual property subject to these claims or litigation unless we enter into arrangements with the third parties responsible for these claims or litigation, which could be unavailable on commercially reasonable terms. We believe that factors such as the creative skills of our personnel, new service offerings, brand recognition and reliable customer service are more essential to establishing and maintaining our position in the marketplace than the legal protection of our technologies. We cannot assure you that others will not develop technologies that are similar or superior to our technologies.

Employees

     As of April 30, 2002, we had 89 full-time employees, including 63 in sales and marketing, and 26 in accounting, human resources, business operations and administration. In addition, we had two part-time employees. We are not subject to any collective bargaining agreements and believe that our employee relations are excellent. Our future success depends in part on our ability to attract, retain, integrate and motivate highly skilled employees.

Facilities

     Our principal executive offices are located in Marina del Rey, California, where we lease approximately 24,000 square feet under a lease that expires on December 31, 2005. In addition, we lease space for our sales and marketing efforts in Chicago; New York; Woodbury, Minnesota; Greenwich, Connecticut; San Francisco and Seattle, Washington. We are continually evaluating our facility requirements. We believe that our existing leased space is more than adequate for our current operations and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

Corporate History

     Our business began in January 1997 as a proprietorship of one of our founders, John C. Bohan. We changed our form of operations in May 1997 to a California limited liability company known as John Bohan & Associates, LLC. We initially conducted business under the name AdNet Strategies, and in January 1998, we incorporated under the name AdNet Strategies, Inc. in California and elected S-corporation status. In December 1998, we changed our name to Latitude 90, Inc. and became a C-corporation. We reincorporated in Delaware as L90, Inc. in September 1999. Our principal executive offices are located at 4499 Glencoe Avenue, Marina del Rey, California 90292. Our telephone number at that location is (310) 751-0200. Our Web address is www.L90.com. Information contained on our Web site does not constitute part of this Form 10-K.

Acquisition

     On May 14, 2001, we purchased substantially all the assets of a list marketing business from Novus List Marketing. Pursuant to the Asset Purchase Agreement, we paid approximately $1.84 million in cash, issued 914,210 shares of common stock and incurred approximately $750,000 in a note payable to the former shareholder of the Company, such note subject to adjustment based upon the collection of receivables acquired in the acquisition. In addition, the seller is eligible to receive up to an additional $1 million over a period of two years if we achieve certain operating income goals. As of December 31, 2001 we have accrued $519,000 in association with this additional consideration. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the amount of $6.5 million. Through 2001 goodwill was being amortized over its useful life of 20 years. Beginning January 1, 2002, goodwill will be accounted for in accordance with Statement of

Financial Accounting Standard ("SFAS") No. 142. In accordance with SFAS No. 142 goodwill will cease to be amortized and be at least annually reviewed for impairment related charges.

Dispositions

     On October 2, 2001, we completed the sale of adMonitor, our ad serving technology software, and the technology underlying our ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.84 million. As part of the sale, we entered into a five year non-exclusive ad serving agreement for DART, DoubleClick Inc.'s ad serving technology, pursuant to which we would purchase a minimum of $3.5 million of DART services. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred and are being amortized against the costs as incurred. The balance of $3.34 million was recorded as a gain to other income in the quarter ended December 31, 2001. We incurred costs of approximately $6.8 million, including severances, associated with the disposition of adMonitor. As a result of this transaction, we no longer provide proprietary Internet ad serving, tracking and marketing technology. In January 2002, we prepaid the $3.5 million minimum purchase commitment and are amortizing the contract payment over its actual usage.

Recent Developments

     SEC Investigation. On January 25, 2002, the Securities and Exchange Commission ("SEC") issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In connection with this investigation, the SEC has requested that we provide it with certain documents and other information. We are continuing to fully cooperate with the SEC in its investigation and are hopeful that we can resolve this investigation in an expeditious manner. In addition, in January 2002, we were notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). We are cooperating fully with Nasdaq in its investigation. While we do not know the current status of either investigation or any possible actions that may be taken against us as a result, any regulatory action against us could harm our business.

     Nasdaq Delisting. On April 16, 2002, we were notified that Nasdaq intended to initiate proceedings to delist our common stock from the Nasdaq National Stock Market because of our failure to timely file with the SEC our annual report on Form 10-K for the year ended December 31, 2001. We have requested a hearing on the matter and have updated our financial statements, as of the date of this filing, prior to the hearing that is scheduled for May 17, 2002. However, we cannot assure you that our common stock will continue to be traded on the Nasdaq National Stock Market.

     Restatement of Financials. On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the SEC investigation. The Audit Committee engaged special counsel and a forensic accounting firm to conduct a comprehensive examination of our financial records. On May 6, 2002, we announced that the Audit Committee had concluded its internal investigation and determined that certain of our financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 would be restated. For a description of the adjustments, see "Item 6 - Selected Financial Data."

     Management Changes. On February 1, 2002, our Vice President of Finance tendered her resignation. On February 27, 2002, Steven Kantor joined us as Vice President of Finance. On March 5, 2002, Mark Roah, a founder of the Company, resigned as a member of the Board of Directors, citing personal reasons. On March 8, 2002, John Bohan resigned as President and Chief Executive Officer and as a member of our Board of Directors. On March 10, 2002, we placed Thomas A. Sebastian, our Chief Financial Officer, on administrative leave. On March 11, 2002, we named Mitchell Cannold as our new President and Chief Executive Officer. Mr. Cannold now serves on our Board of Directors. In addition, on March 11, 2002, we engaged Los Altos Group, Inc., a corporation for which Peter Sealey, a long-standing member of the Board of Directors, serves as its Chief Executive Officer, as a consultant to advise L90's management. On March 19, 2002, Thomas A. Sebastian, resigned from his position as Chief Financial Officer.

     Securities Class Actions. Beginning on March 21, 2002, a number of securities class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Central District of California. For a further description of the nature and status of the legal proceedings in which we are involved, see "Item 3 - Legal Proceedings."

     Derivative Actions. Beginning on March 22, 2002, we have been named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California for the County of Los Angeles. For a further description of the nature and status of the legal proceedings in which we are involved, see "Item 3 - Legal Proceedings."

     eUniverse Merger. On January 3, 2002, we announced that we entered into an Agreement and Plan of Merger with eUniverse, Inc. and L90 Acquisition Corporation, a wholly-owned direct subsidiary of eUniverse. On March 21, 2002, in light of the uncertainty as to the expected date of the conclusion of the SEC investigation, we and eUniverse, Inc. mutually and formally terminated the merger agreement. Accordingly, the contingent cash distribution that was anticipated as part of the merger will not occur. As part of the termination, both companies have executed mutual general releases relating to the merger and we reimbursed eUniverse for expenses related to the merger equal to $300,000. Additionally, we purchased $800,000 of advertising through the eUniverse Network.

                                  RISK FACTORS

     You should consider carefully the following risks before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Our revenues and prospects are difficult to forecast because we have only been operating our business since January 1997.

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

The pending Securities and Exchange Commission investigation could harm our business.

     In January 2002, the SEC issued a formal order of investigation of us and certain unidentified individuals associated with us. The investigation relates to non-specified accounting matters, financial reports, other public disclosures and trading activity in our stock. At around the same time, the Nasdaq Listing Investigations requested specific information from us relating to the accounting of certain specific transactions. While we do not know the current status of these investigations or any possible actions that may be taken against us as a result, any negative developments with respect to these investigations or any SEC or Nasdaq action against us, including the delisting of our common stock from the Nasdaq Market System, could harm our business and cause our stock price to decline significantly.

     The uncertainty associated with the SEC investigation could seriously harm our business and financial condition. In particular, the investigation could harm our relationships with existing customers and our ability to obtain new customers. The conduct of the investigation could also result in the diversion of our management's time and attention away from business operations and the incurrence of substantial defense costs, which could harm our business. Negative developments with respect to the investigation could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay to resolve the investigation by settlement or otherwise, any such payment could harm our financial condition.

Pending litigation could seriously harm our business.

     In March 2002, certain of our stockholders filed multiple lawsuits against us and certain of our former officers and directors. The uncertainty associated with this substantial unresolved litigation could seriously harm our business and financial condition. In particular, these lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of these lawsuits also could result in the diversion of our management's time and attention away from business operations, which could harm our business. Negative developments with respect to these lawsuits could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payment could seriously harm our financial condition. These lawsuits have been filed as purported class actions and derivative actions by persons who claim that they purchased our common stock during a purported class period. The complaints generally allege that we and the other named defendants made false or misleading statements of material fact about our financial statements, including our revenues, revenue recognition practices, business operations and prospects for the year 2001 and beyond. The complaints, in general, do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to potential damages associated with these lawsuits. The costs of defending any litigation can be high and could also result in the diversion of management's attention from the day-to-day operations of the business.

We have a history of losses and expect to incur substantial losses in the future.

     We incurred net losses attributable to common stockholders of approximately $52.6 million for the year ended December 31, 2001 and $20.5 million for the year ended December 31, 2000. Our accumulated deficit from inception, as of December 31, 2001, was approximately $81.9 million. We expect to continue to incur net losses for the foreseeable future due to ongoing operating expenses and expenses incurred in connection with the SEC investigation, the Nasdaq inquiry and the stockholder litigation. We cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will achieve profitability.

Our quarterly operating results may fluctuate, which may make it difficult to forecast our future performance and may result in volatility in our stock price.

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

     We derive, and expect to continue to derive for the foreseeable future, all of our revenues from the sale and placement of advertisements on Web sites and through online and offline direct mailings. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. In recent quarters, the advertising market has experienced increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers and the reduction of marketing and advertising budgets. As a result, advertising spending across traditional media, as well as the Internet, has decreased.

     Further reductions in advertising spending may occur. We also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase from current levels. As a result, our revenues from advertisements and advertising services may decline significantly in any given period.

Our customers continue to experience business conditions that could adversely affect our business.

     Our customers, particularly those who are Internet-related companies, have experienced and may continue to experience difficulty raising capital and supporting their current operations and implementing their business plans and, therefore, may elect to reduce the resources they devote to advertising. Many other companies in the Internet industry have ceased operations or filed for bankruptcy protection. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current environment for Internet marketing and for Internet-related companies does not improve, our business, results of operations and financial condition could be materially harmed.

The occurrence of extraordinary events, such as the attack on the World Trade Center and the Pentagon and the threat of biological agents spread through the mail system may substantially decrease the use of and demand for advertising over the Internet and through mailings, which may significantly decrease our revenues.

     Following the attack on the World Trade Center and the Pentagon and the Anthrax attack through the mail system, some advertisers cancelled their online and offline advertising purchases. Any additional occurrences of terrorist attacks or other extraordinary events that capture significant attention worldwide may result in similar reductions in the use of and demand for online and offline advertising and may significantly decrease our revenue for an indefinite period of time.

Advertisers may be reluctant to devote a portion of their budgets to Internet advertising and digital marketing solutions.

     Companies providing media services on the Internet, including us, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising if they perceive the Internet to be a limited or ineffective marketing medium. Any shift in marketing budgets away from Internet advertising spending could materially harm our business, results of operations or financial condition.

Government regulation may affect our ability to gather, generate or use information for profiles and may hinder our ability to conduct business.

     The legal and regulatory environment governing the Internet and the use of information about Web users is uncertain and may change. A number of lawsuits have recently been filed against certain Internet companies related to online privacy. In addition, the Federal Trade Commission has begun investigations of, and several attorneys general have instituted legal proceedings against, certain Internet companies related to online privacy. United States legislators and various state governments in the past have introduced a number of bills aimed at regulating the collection and use of data from Internet users and additional similar bills are currently being considered. The European Union has recently adopted a directive addressing data privacy that may result in limitations on the collection and the use of specific personal information regarding Internet users. In addition, Germany and other European Union member countries have imposed their own laws protecting data that can become personally identifiable through subsequent processing. Other countries have enacted, or are considering, limitations on the use of personal data as well. The effectiveness of our services could be impaired by any limitation on the collection of data from Internet users, and consequently, our business and results of operations could be harmed.

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

Our common stock and our stock price may experience extreme price and volume fluctuations.

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

If we are unable to attract and retain sales and client service personnel, or if we are unable to adequately train our sales personnel in a timely manner, our business and future revenue growth could suffer.

     Our future success depends on our ability to identify, recruit, train, integrate and retain qualified sales and marketing, managerial and technical personnel. Competition for these personnel is intense. The inability to attract, integrate and retain the necessary sales, marketing, technical and administrative personnel could harm our ability to generate revenue.

From time to time, a small number of Web publishers may account for a significant percentage of our advertising revenue and our failure to develop and sustain long-term relationships with Web publishers, or the reduction in traffic of a current Web publisher in our network, could limit our ability to generate revenue.

     For the year ended December 31, 2001, no Web publisher accounted for more than 5% of our revenue. Our contracts with Web publishers are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers.

From time to time, a limited number of marketers may account for a significant percentage of our revenue and a loss of one or more of these marketers could cause our results of operations to suffer.

     For the year ended December 31, 2001, revenue from our largest marketer accounted for less than five percent of our revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer. For the year ended December 31, 2001, our bad debt expense related to uncollected advertising fees was $4.7 million.

Since we expect to derive a substantial portion of our revenue in the foreseeable future from online advertising, our ability to generate revenue may suffer if the Internet is not increasingly accepted as an effective advertising medium.

     If the online advertising market does not develop further, or develops more slowly than expected, we may not generate enough advertising revenue to achieve profitability. Since we expect to derive a substantial portion of our revenue in the foreseeable future from online advertising, our future success is highly dependent on the increased use of the Internet as an advertising medium. Online advertising is relatively new and rapidly evolving, and its effectiveness, compared to traditional media, is uncertain. Widespread use of online advertising depends upon businesses accepting a new way of marketing their products and services. Businesses may view online advertising as undesirable or less effective for promoting their products and services relative to traditional advertising media. In addition, the widespread adoption of technologies that permit Internet users to block advertisements on Web sites could inhibit the growth of the Internet as an advertising medium.

Since our business depends in part on market acceptance of electronic commerce, if electronic commerce does not grow, or grows slower than we expect, our ability to generate revenue may suffer.

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

Failure of our technology and computing systems could harm our relationships with our clients and cause our results of operations to suffer.

     The continuing and uninterrupted performance of our servers and networking hardware and software infrastructure is critical to our business. Periodically, we have experienced minor systems interruptions, including Internet disruptions, which we believe may occur periodically in the future. Any system failure that causes interruptions in our ability to service our customers could reduce customer satisfaction and, if sustained or repeated, could cause our results of operations to suffer.

Our failure to adequately respond to rapid changes in technology and the Internet could harm our ability to generate revenue.

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

Many competitors have substantial competitive advantages that may make it more difficult for us to retain our existing marketers and Web publishers and to attract new marketers and Web publishers.

     The markets for online advertising, direct marketing and ad delivery, or ad serving, and tracking technology are intensely competitive. We compete with television, radio, cable and print for a share of marketers' total advertising budgets. We also compete with large Web publishers and Web portals for the online advertising budgets of marketers. In addition, we compete with various Internet advertising networks. Many of our current and potential competitors enjoy competitive advantages over us, including significantly greater financial, technical and marketing resources. They may also enjoy significantly greater brand recognition and substantially larger bases of Web site clients and marketers.

     As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in client requirements. Our competitors may also have a significantly greater ability to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners, marketers and Web publishers. Further, our competitors may develop online and offline products and services that are equal to or superior to our products and services or that achieve greater market acceptance than our products and services. If we are unable to compete successfully against existing or potential competitors, our revenue and margins may decline.

Our failure to successfully acquire and integrate new technologies and businesses could cause our results of operations to suffer.

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

If we are unable to safeguard the security and privacy of our information, our results of operations may suffer.

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

Any failure by us to protect our intellectual property could harm our business and competitive position.

     We generally protect our intellectual property through a combination of patent, trademark, trade secret and copyright laws, confidentiality and inventions agreements with our employees and third parties, and license agreements with consultants, vendors and clients. We have filed applications for several trademarks internationally and in the United States. We cannot assure you that any of our trademark applications will be approved. Even if these applications are approved, the trademarks may be successfully challenged by others or invalidated. In addition, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We may not have adequate remedies for any breach of confidentiality agreements, and our trade secrets may otherwise become known or independently developed by competitors.

We may be liable for content available or posted on the Web sites of our publishers.

     We may be liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory. Any claims or counterclaims could be time-consuming, result in costly litigation or divert management's attention.

The loss of key employees would likely impair the growth of our business.

     Our performance and future success is substantially dependent on the continued service of our executive officers and other key employees, all of whom are employed on an at-will basis. Given our stage of development, we are dependent on our ability to retain and motivate highly qualified personnel, especially our management, technical and business development executives and other key employees. Recently, our President and Chief Executive Officer, as well as our Chief Financial Officer, resigned. New officers will require a certain amount of time to fully assume their corporate roles. The additional loss of the services of one or more of our executive officers or other key employees would likely impair the growth of our business.

Future sales of our common stock may affect the market price of our common stock.

     As of December 31, 2001, we had 24,913,058 shares of common stock outstanding, excluding 4,230,014 shares subject to options outstanding as of such date under its stock option plans that are exercisable at prices ranging from $1.00 to $27.75 per share. Additionally, certain holders of our common stock have registration rights with respect to their shares. We may be required to file one or more registration statements in compliance with these registration rights. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of its common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales could occur, may materially and adversely affect prevailing market prices for its common stock.

Our current and former executive officers and directors exercise significant control over us, including the ability to control the election of our Board of Directors and the outcome of corporate actions requiring stockholder approval.

     Our current and former executive officers and directors, in the aggregate, beneficially own or control a substantial number of the outstanding shares of our common stock. Our current and former officers, directors and their affiliates will have the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including merger and other changes of corporate control, going private transactions and other extraordinary transactions and terms thereof.

We may need additional capital in the future to operate our business and we may experience difficulty in obtaining this additional capital.

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

We are subject to anti-takeover provisions, which may make it difficult for a third party to acquire us.

     A number of recent acquisitions and consolidations have occurred in our industry. We are subject to anti-takeover provisions that may make it difficult for a third party to acquire us, including the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of the corporation's voting stock.

We depend on third-party Internet and telecommunications providers, over whom we have no control, to operate our services. Interruptions in our services caused by one of these providers could have an adverse effect on revenue and securing alternate sources of these services could significantly increase expenses.

     We depend heavily on several third-party providers of Internet and related telecommunication services, including ad-serving, hosting and co-location facilities, in operating our products and services. These companies may not continue to provide services to us without disruptions in service, at the current cost or at all. The costs associated with any transition to a new service provider would be substantial, requiring us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time-consuming. In addition, failure of our ad serving, Internet and related telecommunications providers to provide the ad serving, data communications capacity in the time frame required by us could cause interruptions in the services we provide. Unanticipated problems affecting our ad serving, computer and telecommunications systems in the future could cause interruptions in the delivery of our services, causing a loss of revenue and potential loss of customers.

Our stock price may experience extreme price and volume fluctuations, and this volatility could result in our becoming subject to additional securities litigation, which is expensive and could result in a diversion of resources and management time.

     The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. Investors may be unable to resell their shares of our common stock at or above their purchase price.

     Additionally, in the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Many companies in our industry, including us, have been subject to this type of litigation. We are currently subject to multiple securities related litigation matters. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect our business, financial condition and results of operations.

Our common stock may be delisted from The Nasdaq National Market, resulting in a limited public market for our common stock.

     If our common stock is delisted from the Nasdaq National Market, any trading would be conducted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the listing requirements of the Nasdaq National Market. Consequently, selling our common stock would be more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analysts and news media's coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock.

     In addition, if our common stock is delisted from the Nasdaq National Market, our common stock may become subject to the "penny stock" regulations, including Rule 15g-9 under the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. In the event that our common stock becomes subject to the penny stock rules, the market liquidity for the shares would be adversely affected.

E-mail marketing may not gain market acceptance, which could have a material adverse effect on our business.

     The degree to which our e-messaging platform is accepted and used in the marketplace depends on market acceptance of e-mail as a method for targeted marketing of products and services. Our ability to successfully differentiate our services from random mass e-mailing products and services, which have encountered substantial resistance from consumers, also will be important. Businesses that already have invested substantial resources in traditional or other methods of marketing may be reluctant to adopt new commercial methods or strategies, such as e-mail marketing. In addition, individuals with established patterns of purchasing goods and services based on traditional marketing methods may be reluctant to alter those patterns. As a result of the factors listed above, e-mail marketing may not be accepted by the marketplace, which would have a material adverse effect on our business.

Our business may suffer as a result of the cessation of certain operations and reduction in our workforce.

     We entered into an agreement with DoubleClick, Inc. pursuant to which we sold our proprietary adMonitor technology. As a result of this transaction, we reduced a portion of our workforce, particularly technical personnel involved with the adMonitor business. In addition, in anticipation of our previously planned merger with eUniverse, Inc. (which merger was subsequently terminated by mutual agreement), we reduced our workforce again. These reductions in workforce may negatively impact our ability to conduct business and serve our customers and vendor partners with the level of service as we have in the past, which could cause our business to suffer. Further, our workforce reduction could cause concern among our customers, vendors and other significant strategic relationships about our ability to meet their ongoing Internet marketing solutions needs.

Banner advertising, from which we currently derive much of our revenue, may not be an effective advertising method in the future.

     A significant portion of our revenues are derived from the delivery of banner advertisements. Online banner advertising has dramatically decreased since the middle of 2000 and has continued to decline throughout 2001 and is expected to continue through some or all of 2002, which has had and could continue to have a material adverse effect on our business. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we cannot assure you that we will be able to effectively make the transition to any other form of Internet advertising. Also, there are "filter" software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of such software. In addition, many online advertisers have been experiencing financial difficulties, which could materially impact our revenues and our ability to collect our receivables.

Our revenues could decline if we fail to effectively manage our existing advertising space and our growth could be impeded if we fail to acquire new advertising space.

     Our success depends in part on our ability to effectively manage our existing advertising space. The Web sites that list their unsold advertising space with us are not bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, Web sites can change the amount of inventory they make available to us at any time. If a Web site publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This could result in lost revenues. We expect that our customers' requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively in order to meet our customers' changing requirements, our revenues could decline.

     Our growth depends on our ability to expand our advertising inventory. In order to attract new customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web sites that offer attractive demographics, innovative and quality content and growing Web user traffic. Our ability to attract new Web sites and to retain Web sites currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing Internet advertising networks that purchase advertising inventory from small- to medium-sized Web sites continues to increase. We cannot assure you that the size of our inventory will increase or even remain constant in the future.

Increases in postal rates and paper prices could harm our business

     The activities of our customers are adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. Higher postal rates may result in fewer mailings of direct marketing materials, with a corresponding decline in the need for some of direct marketing services offered by us. Higher paper prices may also cause catalog companies to conduct fewer or smaller mailings, which could cause a corresponding decline in the need for our services. Our customers may aggressively seek price reductions for our services to offset any increased materials cost. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of our business.

We could lose customers or advertising inventory if we fail to measure clicks on banner advertisements in a manner that is acceptable to our advertisers and Web publishers.

     In some instances, we earn advertising revenues and make payments to Web publishers based on the number of clicks on advertisements delivered on our network. Advertisers' and Web publishers' willingness to use our services and join our network will depend on the extent to which they perceive our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose our customers or advertising inventory.

ITEM 2. PROPERTIES

     Our principal executive offices are located in Marina del Rey, California, where we lease approximately 24,000 square feet under a lease that expires on December 31, 2005. In addition, we lease space for our sales and marketing efforts in Chicago, Illinois; Greenwich, Connecticut; New York, New York; Valhalla, New York; Woodbury, Minnesota; San Francisco, California and Seattle, Washington. We are continually evaluating our facility requirements. We believe that our existing leased space is more than adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any material legal proceedings.

General Litigation

     On April 2, 2001, EMI Communications Corp. filed a lawsuit against us in the Queen's Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by L90. We believe this suit is without merit and intend to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.

     On November 21, 2001, Frank Addante, our former Chief Technology Officer, filed a Demand for Arbitration with the American Arbitration Association in Los Angeles, California. Mr. Addante is claiming copyright infringement, breach of contract, fraud, conversion, securities fraud and breach of fiduciary duty. He is seeking an unspecified amount of damages, declaratory relief, injunctive relief and an accounting (to determine monetary damages). We believe this suit is without merit, intend to vigorously defend against these claims and have asserted our own counterclaims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

     On May 2, 2002, John Bohan, our former Chief Executive Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring L90 to advance his defense costs in connection with the SEC investigation and the related civil litigation in accordance with his indemnification agreement with us and our charter documents. This action is still in the preliminary stages and we are unable to assess at this time the merits of the action.

SEC Investigation

     On January 25, 2002, the Securities and Exchange Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In connection with this investigation, the SEC has requested that we provide it with certain documents and other information. We are continuing to fully cooperate with the SEC in its investigation and are hopeful that we can resolve this investigation in an expeditious manner. In addition, in January 2002, we were notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). We are cooperating fully with Nasdaq in its investigation. While we do not know the current status of either investigation or any possible actions that may be taken against us as a result, any regulatory action against us could harm our business.

         On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the SEC investigation. The Audit Committee engaged special counsel and a forensic accounting firm to conduct a comprehensive examination of our financial records. On May 6, 2002, we announced that the Audit Committee had concluded its internal investigation and determined that certain of our financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 would be restated. For a description of the adjustments, see "Item 6 - Selected Financial Data."

Securities Class Actions

     Beginning on March 21, 2002, following the announcement of the SEC investigation and the internal investigation of the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during the purported class period. The complaints generally allege that during 2000 and 2001 we, and the other named defendants, made false or misleading statements of material fact about our financial statements, including our revenues, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased our common stock during the purported class period. The actions are still in the preliminary stages and we are unable to assess at this time the merits of the actions. Therefore, it is not possible for us to quantify the extent of our potential liability, if any. Any unfavorable outcome in these actions could have a material adverse effect on our business, financial condition and results of operations.

Derivative Actions

     Beginning on March 22, 2002, we have been named as a nominal defendant in two derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of our current and former officers and directors breached their fiduciary duties to us, engaged in abuses of their control of us, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs seek unspecified damages on our behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to our benefit. The actions are still in the preliminary stages and we are unable to assess at this time the merits of the actions.

Nasdaq Delisting

     On April 16, 2002, we were notified that Nasdaq intended to initiate proceedings to delist our common stock from the Nasdaq National Stock Market because of our failure to timely file with the SEC our annual report on Form 10-K for the year ended December 31, 2001. We have requested a hearing on the matter and have updated our financial statements, as of the date of this filing, prior to the hearing that is scheduled for May 17, 2002. However, we cannot assure you that our common stock will continue to be traded on the Nasdaq National Stock Market.

Other Legal Matters

     We periodically may become subject to other legal proceedings in the ordinary course of our business. We are not currently involved in any proceedings that we believe will materially and adversely affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock has been quoted on the Nasdaq National Market under the symbol LNTY since our initial public offering of January 28, 2000. On April 18, 2002, the symbol under which we trade was changed to LNTYE pursuant to Nasdaq Marketplace Rule 4310(c)(14) as a result of our delay in filing our annual report on Form 10-K for the year ended December 31, 2001. Prior to January 28, 2000, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The Nasdaq National Market, Inc.

     Period                                                       High         Low
     ------                                                       ----         ---
     First Quarter                                               $30.50       $13.88
     (January 28, 2000 through March 31, 2000)
     Second Quarter                                               19.00         4.88
     (April 1, 2000 through June 30, 2000)
     Third Quarter                                                10.50         6.13
     (July 1, 2000 through September 30, 2000)
     Fourth Quarter                                                8.13         2.50
     (October 1, 2000 through December 31, 2000)
     First Quarter                                                 6.63         2.28
     (January 1, 2001 through March 31, 2001)
     Second Quarter                                                2.95         1.68
     (April 1, 2001 through June 30, 2001)
     Third Quarter                                                 2.55         0.95
     (July 1, 2001 through September 30, 2001)
     Fourth Quarter                                                1.70         0.93
     (October 1, 2001 through December 31, 2001)

     On May 9, 2002, the last sale price of our common stock reported by the Nasdaq National Market was $1.30 per share. As of May 9, 2002, we had approximately 155 holders of record of our common stock.

Dividend Policy

     Other than a total of $50,000 that we distributed to our common stockholders during the year ended December 31, 1998, and a total of approximately $404,000 that we distributed to the holders of our Series A, B and C preferred stock upon their conversion into common stock upon the closing of our initial public offering of common stock, we have not declared or paid cash dividends on our common stock since our incorporation. We otherwise currently intend to retain any future earnings for use in our business and do not anticipate paying any additional cash dividends in the foreseeable future.

Sale of Unregistered Securities

     On May 14, 2001, we issued an aggregate of 914,210 shares of common stock to Novus List Marketing, LLC. These securities were issued, among other consideration, in exchange for substantially all of the assets of the Company. These securities were issued and sold in reliance upon the exemption provided for by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Use of Proceeds from our Initial Public Offering

     The effective date of our initial public offering of shares of common stock was January 28, 2000 (SEC Registration No. 333-87607). We completed our initial public offering on February 2, 2000, through which we sold 7,475,000 shares of our common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $15.00 per share. Our initial public offering was managed by SG Cowen Securities Corporation, Banc of America Securities LLC, CIBC Oppenheimer Corp. and Wit Capital Corporation. The initial public offering resulted in gross proceeds of approximately $112.1 million, approximately $7.8 million of which was applied toward the underwriting discount and commission. Expenses related to the offering totaled approximately $1.5 million. Our net proceeds from the offering were approximately $102.6 million. From the time of receipt through May 9, 2002, these net proceeds have been applied toward general corporate purposes. Pending these uses, the net proceeds have been invested in short-term, investment grade, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

     You should read the following selected financial data with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

     On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the SEC investigation of the Company. To assist in this inquiry, the Audit Committee and L90 each engaged special counsel and a forensic accounting firm. The investigation identified groups of transactions in 2000 and 2001 involving multiple vendors and service providers. These were cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements. In addition, we identified other revenue transactions with these and other vendors that were subsequently written off as bad debts or that generated concerns about the services provided. Certain of our financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 have been restated because these transactions do not appear to meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Although cumulative revenue has been reduced by a total of approximately $8.26 million, the effect of these adjustments does not change L90's cumulative net loss for 2000 and 2001. Instead, these adjustments impact the timing of losses as well as the income statement classification of certain items.

     The consolidated financial statements for the year ended December 31, 2000 and the three quarters ended September 30, 2001 contained herein have been restated to incorporate all adjustments described in Note 14 to the Consolidated Financial Statements. As a result of these items, we have reduced our reported revenue by approximately $3.2 million for the year ended December 31, 2000 and by approximately $5 million for the three quarters ended September 30, 2001. Expenses for the year ended December 31, 2000 and the three quarters ended September 30, 2001, however, were also reduced by approximately $1.5 million and $4.1 million, respectively. In addition, other income during the affected periods were increased by approximately $1 million and $1.6 million, respectively. These adjustments did not change our cumulative net loss or net loss per share over the two years, 2000 and 2001. Our net loss for the year ended December 31, 2000 increased from approximately $19.7 million to approximately $20.5 million and our net loss per share for such period increased from $(0.92) to $(0.95). Our net loss for the three quarters ended September 30, 2001 decreased from approximately $22.4 million to approximately $21.7 million and our net loss per share for such period decreased from $(0.92) to $(0.88).

     The following table sets forth selected consolidated financial data for the years ended December 31, 2001, 2000, 1999 and 1998 and the period ended December 31, 1997, which has been derived from our audited financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes to those statements included elsewhere in this Report.


                                                                                                                     Period from
                                                                                                                      Inception
                                                                       Years Ended December 31,                   (January 5, 1997)
                                                           ----------------------------------------------------        through
Income Statement Data                                         2001           2000           1999          1998    December 31, 1997
                                                           ----------     ----------     ---------     --------   ------------------
                                                                          (Restated)
                                                                (in thousands, except per share data)
Revenue:
   Service fee-based revenue ............................   $ 20,533       $ 47,304       $ 7,283        $    --        $   --
   Commission-based revenue .............................      7,113          1,411         1,918          2,189         1,160
                                                            --------       --------       -------        -------        ------
       Total revenue ....................................     27,646         48,715         9,201          2,189         1,160
                                                            --------       --------       -------        -------        ------

Operating expenses:
   Cost of service fee and other revenue ................     13,265         31,147         4,751             --            --
   Sales and marketing ..................................     15,267         15,419         4,866          1,362           550
   Research and development .............................     14,074         11,907         2,581            138            --
   General and administrative ...........................     17,478         16,848         4,520            995           303
   Impairment charges ...................................     28,023             --            --             --            --
                                                            --------       --------       --------       -------        ------
       Total operating expenses .........................     88,107         75,321        16,718          2,495           853
                                                            --------       --------       --------       -------        ------
Operating income (loss) .................................    (60,461)       (26,606)       (7,517)          (306)          307
Loss on sale of equipment ...............................       (457)            --            --             --            --
Other income, net .......................................      5,478            982            --             --            --
Interest income, net ....................................      2,805          5,158            30             17             3
                                                            --------       --------       -------        -------        ------
Income (loss) before provision for income taxes .........    (52,635)       (20,466)       (7,487)          (289)          310
Provision for income taxes ..............................          2              2             1              1            --
                                                            --------       --------       -------        -------        ------
Net income (loss) .......................................   $(52,637)      $(20,468)      $(7,488)       $  (290)       $  310
                                                            ========       ========       =======        =======        ======
Cumulative dividends on participating preferred stock ...         --              2         1,470             23            --
                                                            --------       --------       -------        -------        ------
Net income (loss) attributable to common stockholders ...   $(52,637)      $(20,470)      $(8,958)       $  (313)       $  310
                                                            ========       ========       =======        =======        ======
Net loss per share:
Basic/Diluted ...........................................   $  (2.14)      $  (0.95)      $ (1.34)       $ (0.05)       $   --
                                                            ========       ========       =======        =======        ======
Weighted average number of common shares outstanding:
Basic/Diluted ...........................................     24,579         21,535         6,675          6,667            --
                                                            ========       ========       =======        =======        ======

                                                                             As of December 31,
                                                      --------------------------------------------------------------
                                                          2001          2000          1999          1998      1997
                                                      --------------------------------------------------------------
                                                                     (Restated)
                                                                               (in thousands)
Balance Sheet Data:
Cash and cash equivalents .........................    $63,831       $ 72,653       $ 6,896        $2,112     $235
Working capital ...................................     53,332         77,023         4,914         1,996      470
Total assets ......................................     89,393        126,592        16,136         3,936      970
Notes payable and other obligations ...............      1,691          1,675         2,043           248       --
Convertible preferred stock .......................         --             --        16,006         2,000       --
Total stockholders' equity ........................     63,128        113,536         7,312         2,133      495

     The consolidated financial statements for the year ended December 31, 2000 contained herein have been restated to incorporate all the adjustments as described in Note 14 to the Consolidated Financial Statements. As a result of these items, we have reduced our reported revenue by $3.2 million and increased our net loss from $19.7 million to $20.5 million and our net loss per share of $(0.92) to $(0.95).

                                                 ------------------------------------------------
Income Statement Data                                     Year Ended December 31, 2000
                                                 ------------------------------------------------
                                                 As Reported         Adjustments         Restated
Revenue:
   Service-fee based revenue ..................   $ 50,542            $(3,238)            $ 47,304
   Commission-based revenue ...................      1,411                 --                1,411
                                                  --------            -------             --------
       Total revenue ..........................     51,953             (3,238)              48,715

Operating expenses:
   Cost of services fee and other revenue .....     31,147                 --               31,147
   Sales and marketing ........................     16,769             (1,350)              15,419
   Research and development ...................     11,907                                  11,907
   General and administrative .................     16,997               (149)              16,848
                                                  --------            -------             --------
       Total Operating expenses ...............     76,820             (1,499)              75,321
                                                  --------            -------             --------
Operating loss ................................    (24,867)            (1,739)             (26,606)
Other income, net .............................         --                982                  982
Interest income, net ..........................      5,158                 --                5,158
                                                  --------            -------             --------
Loss before provision for income taxes ........    (19,709)              (757)             (20,466)
Provision for income taxes ....................          2                 --                    2
                                                 ---------            -------             --------
Net loss ......................................    (19,711)              (757)             (20,468)
Cumulative dividends on participating
   preferred stock ............................         (2)                --                   (2)
                                                  --------            -------             --------
Net loss attributable to common stock
   holders ....................................   $(19,713)           $    --             $(20,470)
                                                  ========            =======             ========
Net loss per share basic and diluted ..........   $  (0.92)           $ (0.03)            $  (0.95)
                                                  ========            =======             ========
Weighted average number of common shares
   outstanding, basic and diluted .............     21,535                 --               21,535
                                                  ========            =======             ========

                                                 ------------------------------------------------
                                                               As of December 31, 2000
                                                 ------------------------------------------------
                                                 As Reported         Adjustments         Restated
Balance Sheet Data
Cash and cash equivalents .....................   $ 72,653            $    --             $ 72,653
Working capital ...............................     78,351             (1,328)              77,023
Total assets ..................................    127,368               (776)             126,592
Notes payable and other obligations ...........      1,675                 --                1,675
Total stockholders' equity ....................    114,293               (757)             113,536

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

Overview

     References in this Report to "L90," "we," "our" and "us" refer to L90, Inc. and our consolidated subsidiary. We are a leading provider of marketing services for marketers. We design and implement marketing campaigns for our marketing clients and strategically place their ads on both our internal network of Web sites and an external network of Web sites with whom we partner on individual marketing campaigns. In addition, we provide online and offline direct marketing services.

     Our revenue is derived from a combination of online advertising sales and both online and offline direct marketing sales. We offer online advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. We also offer direct marketing programs, which may be priced on a cost per action basis, such as cost for each new user registration. Our offline division offers rentals of customer database on a per thousand basis for gross names shipped.

     Revenue from ad sales and direct marketing sales is earned under commission-based and service fee-based contracts. For commission-based contracts, we receive commissions from Web publishers and list owners for the sale of their ad inventory. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. We recognize commissions ratably over the term of the marketing campaign, which typically ranges from one to twelve months. For service fee-based contracts, we purchase advertising space, or ad inventory, from Web publishers and list owners and are obligated to pay a service fee to Web publishers for ads placed on their Web sites or to list owners for ads sent to their lists, as the case may be. Additionally, under service fee-based contracts, we bear the risk of loss from the non-collection of fees payable by marketers for ads sold. Consequently, revenue earned from service fee-based contracts reflects the full value of the ads sold. Because we have both commission-based and service fee-based contracts, revenue will include a mix of commissions received under our commission-based contracts and total billings to our marketing clients under our service fee-based contracts.

     We believe that period-to-period comparisons of operating results are not always meaningful and that the results for any period should not be relied upon as an indication of future performance. For the year ended December 31, 2001, service fee-based contracts accounted for 74.3% of our revenue, and commission-based contracts accounted for 25.7% of our revenue. For the year ended December 31, 2000, service fee-based contracts accounted for 97.1% of our revenue, and commission-based contracts accounted for 2.9% of our revenue. The increase in revenue generated from commissions in 2001 is primarily due to the acquisition of a list marketing business.

     Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts and Internet connectivity and bandwidth costs associated with ad serving. Additionally, cost of revenue includes contest fees and insurance expense related to direct marketing promotions.

     Our revenue has historically been, and we expect it to continue to be, subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first calendar quarter of each year. Additionally, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. In recent quarters, the advertising market has experienced increased softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers and the reduction of marketing and advertising budgets. As a result, advertising spending across traditional media, as well as the Internet, has decreased.

     On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the SEC investigation of the Company. To assist in this inquiry, the Audit Committee and L90 each engaged special counsel and a forensic accounting firm. The investigation identified groups of transactions in 2000 and 2001 involving multiple vendors and service providers. These were cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements. In addition, we identified other revenue transactions with these and other vendors that were subsequently written off as bad debts or that generated concerns about the services provided. Certain of our financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 have been restated because these transactions do not appear to meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Although cumulative revenue has been reduced by a total of approximately $8.26 million, the effect of these adjustments does not change L90's cumulative net loss for 2000 and 2001. Instead, these adjustments impact the timing of losses as well as the income statement classification of certain items.

     The consolidated financial statements for the year ended December 31, 2000 and the three quarters ended September 30, 2001 contained herein have been restated to incorporate all adjustments described in Note 14 to the Consolidated Financial Statements. As a result of these items, we have reduced our reported revenue by approximately $3.2 million for the year ended December 31, 2000 and by approximately $5 million for the three quarters ended September 30, 2001. Expenses for the year ended December 31, 2000 and the three quarters ended September 30, 2001, however, were also reduced by approximately $1.5 million and $4.1 million, respectively. In addition, other income during the affected periods were increased by approximately $1 million and $1.6 million, respectively. These adjustments did not change our cumulative net loss or net loss per share over the two years, 2000 and 2001. Our net loss for the year ended December 31, 2000 increased from approximately $19.7 million to approximately $20.5 million and our net loss per share for such period increased from $(0.92) to $(0.95). Our net loss for the three quarters ended September 30, 2001 decreased from approximately $22.4 million to approximately $21.7 million and our net loss per share for such period decreased from $(0.92) to $(0.88).

Results of Operations

Year Ended December 31, 2001 and 2000

     Revenue. Revenue decreased 43.3% or $21.1 million to $27.6 million for the year ended December 31, 2001 from $48.7 million for the year ended December 31, 2000. This decrease was primarily due to the cyclical downturn in advertising as well as the overall reduction in marketing spending by Internet related clients. The decrease was also partially due to the transition from service fee-based contracts to commission-based contracts, the paring down of our network of Web Sites and the sale of our adMonitor ad serving technology.

     Cost of Revenue. Cost of revenue decreased 57.4% or $17.9 million to $13.3 million for the year ended December 31, 2001 from $31.1 million for the year ended December 31, 2000. The decrease in cost of revenue was due to the growth in commission-based revenue and technology revenue as a percentage of total revenues as well as an increase in website commission rates.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses were $15.3 million, or 55.2% of revenue, for the year ended December 31, 2001 compared to $15.4 million, or 31.6% of revenue, for the year ended December 31, 2000. The increase in sales and marketing expense as a percentage of sales of 23.8% in 2001 was primarily due to a decrease in revenue as a result of our transition from service fee-based contracts to commission-based contracts. Our sales and marketing organization has downsized to 84 employees as of December 31, 2001 from 145 employees as of December 31, 2000. We expect sales and marketing expenses to stabilize in future periods as we maintain current personnel levels and continue to promote our advertising solutions.

     Research and Development. Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our adMonitor technology. To date, all research and development costs have been expensed as incurred. Research and development expenses increased $2.2 million or 18.5% to $14.1 million, or 50.9% of revenue, for the year ended December 31, 2001, compared to $11.9 million, or 24.4% of revenue, for the year ended December 31, 2000. The increase in research and development expenditures as a percentage of sales and absolute dollars in 2001 was due primarily to a decrease in revenue as a result of our transition from service fee-based contracts to commission fee based contracts. In addition, we incurred costs in 2001 related to the development and enhancement of our adMonitor technology which includes $531,000 in non-recurring charges related to the settlement of a licensing dispute. We expect to eliminate research and development expenses as a result of the sale of our adMonitor ad serving technology.

     General and Administrative. General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses increased by $630,000 or 4.2% to $17.5 million or 63.4% of revenue, for the year ended December 31, 2001, compared to $16.8 million, or 34.5% of revenue, for the year ended December 31, 2000. During the year ended December 31, 2001 general and administrative expenditures decreased for personnel expenses, professional service fees and facility expenses as a result of a general contraction in the economy. However, for the year ended December 31, 2001 $1.2 million of officer loan forgiveness was reflected in general and administrative expenses. The net impact of the factors noted above, contributed to the overall increase in general and administrative expenses for the year ended December 31, 2001 from December 31, 2000. For the year ended December 31, 2001 and 2000, our bad debt expense related to uncollected advertising fees was $4.77 million and $5.4 million, respectively. We expect an increase in legal expenses related to the SEC investigation and the shareholder lawsuits.

     Impairment Charges. For the year ended December 31, 2001, we recorded impairment charges of approximately $28.0 million related to unamortized goodwill, the sale of our adMonitor technology and an investment in Zondigo. We determined the remaining webMillion.com Inc. unamortized goodwill of $18.6 million was impaired in accordance with SFAS 121. In connection with the sale of the adMonitor technology, we incurred a fixed asset impairment charge of approximately $4.6 million related to excess asset capacity and an impairment of approximately $1.7 million related to two hosting and servicing contracts. As a result of a decrease in personnel, we renegotiated our Marina Del Rey office lease and incurred a charge of approximately $1.0 million. During 2001, we assessed the underlying assets in the Zondigo investment and determined these assets were impaired and wrote off the balance of approximately $1.9 million plus related assets of approximately $0.2 million.

     Other Income, Net. For the year ended December 31, 2001 and 2000 Other Income, Net of $5.5 million and $982,000, respectively, consists primarily of proceeds from legal settlements and income from customer transactions not recorded as revenue in accordance with generally accepted accounting principles. In addition, for the year ended December 31, 2001 Other Income, Net included $3.34 million of gain related to the sale of the Company's adMonitor technology.

     Interest Income, Net. Interest income primarily consists of interest earned on cash balances. Interest expense was generated from our capital leases and equipment financing obligations. Interest income was $2.9 million for the year ended December 31, 2001. Interest expense was $116,000 for the year ended December 31, 2001. Interest income was $5.4 million for the year ended December 31, 2000. Interest expense was $209,000 for the year ended December 31, 2000. The decrease in interest income in 2001 resulted primarily from the use of cash for ongoing working capital and a decrease in interest rates.

Year Ended December 31, 2000 and 1999

     Revenue. Revenue increased 429.3% or $39.5 million to $48.7 million for the year ended December 31, 2000 from $9.2 million for the year ended December 31, 1999. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered. In addition, this increase was partly attributable to our adoption of service fee-based contracts and the initiation of our charging service fees to customers for the use of our adMonitor technology.

     Cost of Revenue. Cost of revenue increased $26.4 million, or 550.0%, to $31.1 million for the year ended December 31, 2000 from $4.8 million for the year ended December 31, 1999. This was primarily due to the conversion of commission-based contracts to service fee-based contracts.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses increased by 214.3% or $10.6 million to $15.4 million, or 31.6% of revenue, for the year ended December 31, 2000, compared to $4.9 million or 53.3% of revenue, for the year ended December 31, 1999. This increase was primarily due to an increase in the number of sales and marketing personnel and the related commissions payable due to the 429.3% increase in revenue. Our sales and marketing organization grew to 145 employees as of December 31, 2000 from 75 employees as of December 31, 1999.

     Research and Development. Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our former adMonitor technology. All research and development costs have been expensed as incurred. Research and development expenses increased by 357.7% or $9.3 million to $11.9 million, or 24.4 % of revenue, for the year ended December 31, 2000, compared to $2.6 million, or 28.3% of revenue, for the year ended December 31, 1999. This increase was due primarily to the deployment and enhancement of our former adMonitor technology.

     General and Administrative. General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses increased by 273.3% or $12.3 million to $16.8 million, or 34.5% of revenue, for the year ended December 31, 2000, compared to $4.5 million, or 48.9% of revenue, for the year ended December 31, 1999. This increase was primarily a result of increases in personnel expenses, professional service fees and facility expenses necessary to support our growth. For the year ended December 31, 2000 and 1999, our bad debt expense related to uncollected advertising fees was $5.4 million and $645,000, respectively.

     Other Income, Net. For the year ended December 31, 2000 Other Income, Net, of $982,000 consists primarily of proceeds from legal settlements.

     Interest Income, Net. Interest income primarily consists of interest earned on cash balances. Interest expense was generated from our capital leases and equipment financing obligations. Interest income was $5.4 million for the year ended December 31, 2000. Interest expense was $209,000 for the year ended December 31, 2000. Interest income was $164,000 for the year ended December 31, 1999. Interest expense was $134,000 for the year ended December 31, 1999. The increase in interest income, in 2000, resulted primarily from interest income on the cash proceeds from our initial public offering of common stock.

Liquidity and Capital Resources

     From our inception through September 1998, we financed our operations primarily through internally generated cash flow. In September 1998, we completed a private placement of equity securities to an individual investor and received $1.9 million in net proceeds. In September 1999, we completed two private placements of equity securities and received $12.9 million in net proceeds. In February 2000, we completed our initial public offering of 7,475,000 shares of our common stock (including 975,000 shares subject to the underwriter's over-allotment option) at $15.00 per share. The initial public offering resulted in aggregate net proceeds of approximately $102.6 million, net of underwriting discounts and expenses of the offering. The net proceeds from these financings have been, and continue to be used, for general corporate purposes and, when required, for the expansion of our business and operations, to hire additional personnel and to provide additional services.

     As previously discussed in this report, we are subject to an SEC investigation and are defendants in various legal proceedings, including various class actions. We are unable to assess the financial impact these matters may or may not have on our financial position. We have not made any reserves at December 31, 2001 for these matters.

     Net cash used in operating activities was $6.7 million for the year ended December 31, 2001, $22.0 million for the year ended December 31, 2000 and $6.7 million for the year ended December 31, 1999. Cash used in operating activities for the year ended December 31, 2001 resulted from a net loss of $52.6 million offset by non-cash charges relating primarily to depreciation, loss on disposal of equipment and charges for impaired assets totaling $36.4 million. In addition, changes in our operating assets and liabilities increased cash flow from operating activities by $9.5 million. Cash used in operating activities for the year ended December 31, 2000 resulted from a net loss of $20.5 million, as well as an $8.8 million increase in accounts receivable, partially offset by a $2.9 million increase in accounts payable and accrued expenses, a $1.2 million increase in prepaids and other current assets and a $926,000 increase in deferred revenue. Cash used in operating activities for the year ended December 31, 1999 resulted from a net loss of $7.5 million, as well as a $3.2 million increase in accounts receivable and a $1.1 million increase in prepaids and other current assets partially offset by a $3.5 million increase in accounts payable and a $1.4 million increase in accrued expenses.

     Net cash used in investing activities was $2.4 million for the year ended December 31, 2001, $16.1 million for the year ended December 31, 2000 and $1.1 million for the year ended December 31, 1999. For the year ended December 31, 2001, cash used in investing activities was primarily related to the acquisitions of $1.3 million of fixed assets and $1.8 million of net cash used related to the acquisition of the list marketing business from Novus List Marketing, LLC. For the year ended December 31, 2000, cash used in investing activities was primarily related to purchases of approximately $13.9 million in property and equipment related to research and development. In addition, net cash used in investing activities for the year ended December 31, 2000 includes $196,000 related to costs associated with the acquisition of webMillion and approximately $2 million related to the investment in Zondigo, Inc.

     Net cash provided by financing activities was $285,000 for the year ended December 31, 2001, $103.8 million for the year ended December 31, 2000 and $12.2 million for the year ended December 31, 1999. Cash provided by financing activities for the year ended December 31, 2001 resulted primarily from the pay down of our capital lease obligations and notes payable offset by the release of $1.2 million of restricted cash. Cash provided by financing activities for the year ended December 31, 2000 resulted primarily from approximately $102.6 million in net proceeds from our initial public offering of common stock. Cash provided by financing activities for the year ended December 31, 1999 resulted primarily from the proceeds from our private placement of equity securities.

     We do not have any off balance sheet financing activity and do not have any special purpose entities.

     We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Inflation

     Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation could effect our future performance.

Acquisitions and Dispositions

     On July 24, 2000, we acquired webMillion.com, Inc., a direct marketing promotions company. Pursuant to the Merger Agreement, we issued 1,901,381 shares of our common stock to all the shareholders of webMillion. Holders of warrants of webMillion received, in the aggregate, the right to purchase from us 98,619 shares of common stock at a price per share of $1.9792. A total of 361,063 of the merger shares are being held in a three year escrow as security for the indemnification obligations of webMillion's former shareholders pursuant to the Merger Agreement. This transaction was structured as a reverse triangular merger and has been accounted for through the purchase method of accounting. As a result of the tax-free purchase, webMillion.com, Inc., became a wholly-owned subsidiary of the Company in 2000.

     On May 14, 2001, we purchased substantially all the assets of Novus List Marketing. Pursuant to the Asset Purchase Agreement, we paid approximately $1.84 milion in cash, issued 914,210 shares of common stock and incurred approximately $750,000 in a note payable to the former shareholder of the Company, such note subject to adjustment based upon the collection of receivables acquired in the acquisition. In addition, the seller is eligible to receive up to an additional $1 million over a period of two years if we achieve certain operating income goals. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the amount of $6.5 million. Through December 31, 2001 goodwill was being amortized over its useful life of 20 years. Beginning January 1, 2002, goodwill, will be accounted for in accordance with Statement of Financial Accounting Standard No.
142. In accordance with SFAS No. 142 goodwill will cease to be amortized and be continually reviewed for impairment related charges.

     On October 2, 2001, we completed the sale of adMonitor, our ad serving technology software, and the technology underlying our ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.84 million. As part of the sale, we entered into a five year non-exclusive ad serving agreement for DART, DoubleClick Inc.'s ad serving technology, pursuant to which we would purchase a minimum of $3.5 million of DART services. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred and are being amortized against the costs as incurred. The balance of $3.34 million was recorded as a gain to other income in the quarter ended December 31, 2001. We incurred costs of approximately $6.8 million, including severances, associated with the disposition of adMonitor. As a result of this transaction, we no longer provide proprietary Internet ad serving, tracking and marketing technology. In January 2002, we prepaid the $3.5 million minimum purchase commitment and are amortizing the contract payment over its actual usage.

Critical Accounting Policies and Estimates

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-K, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of the more significant accounting policies of the Company can be found in Note 2 to the financial statements which is included in Item 8 of this Report.

Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apart from goodwill. The Company adopted SFAS No. 141 effective July 1, 2001. The adoption of SFAS No. 141 had no impact on the Company's results of operations or financial condition.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Identifiable intangible assets deemed to have a finite life will continue to be amortized over their useful lives. Identifiable intangible assets deemed to have an indefinite life "beyond a foreseeable horizon" will not be amortized. For intangible assets with indefinite lives, an impairment test will be performed annually which requires an impairment to be recorded if the carrying amount of the intangible asset is in excess of its fair value will be required. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 142 on January 1, 2002, and based upon current levels of goodwill, the elimination of amortization of goodwill resulted in a decrease in expense of approximately $325,000 on an annualized basis.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expand the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management expects there to be no financial impact with the adoption of this SFAS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of our debt.

Interest Rate Risk

     The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in money market funds. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. The potential change noted above is based on sensitivity analysis performed by us as of December 31, 2001.

     We did not hold derivative financial instruments as of December 31, 2001.

Foreign Currency

     Currently all of our sales and expenses are denominated in U.S. dollars and as a result we have not experienced any significant foreign exchange gains and losses to date. In 2002 we do not expect to incur transactions in foreign currencies. Therefore, we do not anticipate any foreign exchange gains or losses. We have not engaged in foreign currency hedging activities to date.

     Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

INDEX TO FINANCIAL STATEMENTS

L90, Inc. and Subsidiary                                                            Page
                                                                                    ----
Report of Independent Public Accountants .......................................    F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000 ...................    F-3

Consolidated Statements of Operations for the years ended December 31, 2001,
2000 and 1999 ..................................................................    F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31,
2001, 2000 and 1999 ............................................................    F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001,
2000 and 1999 ..................................................................    F-6-F-7

Notes to Consolidated Financial Statements .....................................    F-8-F-31

Schedule II - Valuation and Qualifying Accounts and Reserves ...................    S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of L90, Inc.:

     We have audited the accompanying consolidated balance sheets of L90, Inc. (a Delaware Corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 14 in the accompanying notes to consolidated financial statements, the Company restated its financial statements for the year ended December 31, 2000.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L90, Inc. and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Valuation and Qualifying Accounts and Reserves Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Los Angeles, California
May 13, 2002

                            L90, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                     December 31,     December 31,
                                                                                         2001             2000
                                                                                     ------------     ------------
                                      ASSETS                                                           (Restated)
                                      ------
Current Assets:
     Cash and cash equivalents ..................................................    $     63,831     $     72,653
     Accounts receivable, net of allowance of $5,050 and $2,671 at December 31,
       2001 and 2000, respectively ..............................................          13,560           13,188
     Notes receivable from officers .............................................             508            1,480
     Prepaid expenses and current assets ........................................             968            1,981
                                                                                     ------------     ------------
             Total current assets ...............................................          78,867           89,302
                                                                                     ------------     ------------
     Investment in Zondigo ......................................................              --            1,950
     Property and equipment:
         Equipment ..............................................................           5,358           16,567
         Furniture and fixtures .................................................             766              246
         Leasehold improvements .................................................             281               42
                                                                                     ------------     ------------
                                                                                            6,405           16,855
         Less--Accumulated depreciation and amortization ........................          (3,655)          (4,274)
                                                                                     ------------     ------------
     Property and equipment, net ................................................           2,750           12,581
     Restricted cash ............................................................           1,410            2,619
     Goodwill, net of accumulated amortization of $195 and $416 at December 31,
       2001 and 2000, respectively ..............................................           5,964           19,570
     Other assets ...............................................................             402              570
                                                                                     ------------     ------------
             Total assets .......................................................    $     89,393     $    126,592
                                                                                     ============     ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current Liabilities:
     Accounts payable ...........................................................    $     16,780     $      7,642
     Accrued expenses ...........................................................           4,762            2,813
     Current portion of note payable ............................................             750              487
     Current portion of long-term capital lease obligations .....................             211              411
     Current portion of ad fees credit ..........................................           2,583               --
     Deferred revenues ..........................................................             449              926
                                                                                     ------------     ------------
             Total current liabilities ..........................................          25,535           12,279
     Note payable, net of current portion .......................................              --              525
     Other liabilities, net of current portion ..................................             702               --
     Long-term capital lease obligations, net of current portion ................              28              252
                                                                                     ------------     ------------
             Total liabilities ..................................................          26,265           13,056
                                                                                     ------------     ------------
Stockholders' Equity:
         Common stock, $0.001 par value, 53,333,333 shares authorized,
            24,913,058 and 23,998,432 shares issued and outstanding at December
            31, 2001 and 2000, respectively .....................................              25               24
     Additional paid-in capital .................................................         145,074          142,846
     Notes receivable for common stock ..........................................             (25)             (25)
     Retained deficit ...........................................................         (81,946)         (29,309)
                                                                                     ------------     ------------
             Total stockholders' equity .........................................          63,128          113,536
                                                                                     ------------     ------------
             Total liabilities and stockholders' equity .........................    $     89,393     $    126,592
                                                                                     ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                             Years Ended December 31,
                                                                  --------------------------------------------
                                                                      2001            2000            1999
                                                                  ------------    ------------    ------------
                                                                                   (Restated)
Revenue:
     Service fee-based revenue ............................      $      20,533   $      47,304   $       7,283
     Commission-based revenue .............................              7,113           1,411           1,918
                                                                  ------------    ------------    ------------
         Total revenue ....................................             27,646          48,715           9,201
                                                                  ------------    ------------    ------------

Operating expenses:
     Cost of service fee and other revenue ................             13,265          31,147           4,751
     Sales and marketing ..................................             15,267          15,419           4,866
     Research and development .............................             14,074          11,907           2,581
     General and administrative ...........................             17,478          16,848           4,520
     Impairment charges ...................................             28,023              --              --
                                                                  ------------    ------------    ------------
         Total operating expenses .........................             88,107          75,321          16,718
                                                                  ------------    ------------    ------------
Loss from operations ......................................            (60,461)        (26,606)         (7,517)

Loss on sale of equipment .................................               (457)             --              --
Other income, net .........................................              5,478             982              --
Interest income, net ......................................              2,805           5,158              30
                                                                  ------------    ------------    ------------
Loss before provision for income taxes ....................            (52,635)        (20,466)         (7,487)
Provision for income taxes ................................                  2               2               1
                                                                  ------------    ------------    ------------

Net loss ..................................................      $     (52,637)  $     (20,468)  $      (7,488)
                                                                  ============    ============    ============
Cumulative dividends on participating preferred stock .....                 --               2           1,470
                                                                  ------------    ------------    ------------

Net loss attributable to common stockholders ..............      $     (52,637)  $     (20,470)  $      (8,958)
                                                                  ============    ============    ============
Net loss per share attributable to common stockholders:
     Basic/Diluted ........................................      $       (2.14)  $       (0.95)  $       (1.34)
                                                                  ============    ============    ============
Weighted average number of common shares outstanding:
     Basic/Diluted ........................................             24,579          21,535           6,675
                                                                  ============    ============    ============



       The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Preferred Stock                Preferred Stock              Common Stock
                                          ----------------------------- ------------------------------- ----------------------
                                                     Shares                         Amount                Shares      Amount
                                          ----------------------------- ------------------------------- ------------ --------
                                              A         B         C          A          B           C
                                          --------- --------- ---------  --------    -------     ------
BALANCE at December 31, 1998 ............        2        --        --   $  2,000   $           $             6,667  $      7
Net loss ................................       --        --        --         --        --         --           --        --
Issuance of Series B preferred stock,
   net of costs of $706 .................       --     4,107        --         --     8,958         --           --        --
Issuance of Series C preferred stock,
   net of costs of $46 ..................       --        --     1,307         --        --      3,956           --        --
Issuance of common stock for options ....       --        --        --         --        --         --           --        --
Issuance of debt related warrants .......       --        --        --         --        --         --           --        --
Issuance of preferred stock warrants ....       --        --        --         --        --      1,092           --        --

Accrual of cumulative dividends on
   participating preferred stock ........       --        --        --         --        --         --           27        --
                                          --------  --------  --------  --------- ---------  ---------  -----------  --------
BALANCE at December 31, 1999 ............        2     4,107     1,307      2,000     8,958      5,048        6,694         7
Net loss (Restated) .....................       --        --        --         --        --         --           --        --
Conversion of preferred stock into
   common stock .........................       (2)   (4,107)   (1,307)    (2,000)   (8,958)    (5,048)       5,276         5
Issuance of common upon IPO, net of
   costs of $9,537 ......................       --        --        --         --        --         --        7,475         8

Notes receivable for exercise of options.       --        --        --         --        --         --           --        --
Repayment of notes receivable for
   common stock .........................       --        --        --         --        --         --           --        --
Issuance of common stock for options ....       --        --        --         --        --         --          502        --
Issuance of common stock for purchase
   of webMillion ........................       --        --        --         --        --         --        1,901         2
Exercise of warrants ....................       --        --        --         --        --         --        1,113         1
Issuance of warrant .....................       --        --        --         --        --         --           --        --
Cashless exercise of warrants ...........       --        --        --         --        --         --        1,038         1
Accrual of cumulative dividends on
   participating preferred stock ........       --        --        --         --        --         --           --        --
                                          --------  --------  --------  --------- ---------  ---------  -----------  --------
BALANCE at December 31, 2000 (Restated)..       --        --        --         --        --         --       23,999        24
Net loss ................................                                                           --           --        --
Issuance of common stock for options ....       --        --        --         --        --         --           --        --

Issuance of common stock for purchase
   of Novus List Marketing, LLC .........       --        --        --         --        --         --          914         1
                                          --------  --------  --------  --------- ---------  ---------  -----------  --------
BALANCE at December 31,
   2001 .................................       --        --        --   $     --   $    --  $      --       24,913  $     25
                                          ========  ========  ========  ========= =========  =========  ===========  ========

                                                                Notes
                                              Additional      Receivable      Retained
                                               Paid-In        for Common      Earnings
                                               Capital          Stock         (Deficit)      Total
                                            --------------   -------------   ----------   -----------
BALANCE at December 31, 1998 ............   $           50   $         (44)  $      119   $     2,132
Net loss ................................               --              --       (7,488)       (7,488)
Issuance of Series B preferred stock,
   net of costs of $706 .................               --              --           --         8,958
Issuance of Series C preferred stock,
   net of costs of $46 ..................               --              --           --         3,956
Issuance of common stock for options ....               94              --           --            94
Issuance of debt related warrants .......               38              --           --            38
Issuance of preferred stock warrants ....               --              --       (1,092)           --

Accrual of cumulative dividends on
   participating preferred stock ........               --              --         (378)         (378)
                                            --------------   -------------   ----------   -----------

BALANCE at December 31, 1999 ............              182             (44)      (8,839)        7,312
Net loss (Restated) .....................               --              --      (20,468)      (20,468)
Conversion of preferred stock into
   common stock .........................           16,001              --           --            --
Issuance of common upon IPO, net of
   costs of $9,537 ......................          102,580              --           --       102,588

Notes receivable for exercise of options               101            (101)          --            --
Repayment of notes receivable for
   common stock .........................               --             120           --           120
Issuance of common stock for options ....              434              --           --           434
Issuance of common stock for purchase
   of webMillion ........................           19,498              --           --        19,500
Exercise of warrants ....................            3,843              --           --         3,844
Issuance of warrant .....................              208              --           --           208
Cashless exercise of warrants ...........               (1)             --           --            --
Accrual of cumulative dividends on
   participating preferred stock ........               --              --           (2)           (2)
                                            --------------   -------------   ----------   -----------
BALANCE at December 31, 2000 (Restated)..          142,846             (25)     (29,309)      113,536
Net loss ................................               --              --      (52,637)      (52,637)
Issuance of common stock for options ....                1              --           --             1

Issuance of common stock for purchase
   of Novus List Marketing, LLC .........            2,227              --           --         2,228
                                            --------------   -------------   ----------   -----------
BALANCE at December 31, 2001 ............   $      145,074   $         (25)  $  (81,946)  $    63,128
                                            ==============   =============   ==========   ===========





The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                            Years Ended December 31,
                                                                                  ----------------------------------------------
                                                                                      2001            2000             1999
                                                                                  ------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                              (Restated)
Net loss ....................................................................... $     (52,637)  $      (20,468)  $      (7,488)
Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization .............................................         5,645            4,393             297
     Non-cash charge for warrants issued .......................................            --              209              --
     Change in allowance for doubtful accounts receivable ......................         1,779            2,003             374
     Loss on disposal of equipment .............................................           457               --              --
     Officer loans forgiven ....................................................           508               --              --
     Impairment charges ........................................................        28,023               --              --
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable ............................         8,527          (10,758)         (3,193)
         Decrease (increase) in prepaid expenses and other assets ..............         1,528           (1,185)         (1,145)
         Increase (decrease) in accounts payable ...............................        (1,746)           2,195           3,516
         Increase (decrease) in accrued expenses and other liabilities .........        (1,593)             726           1,386
         Increase (decrease) in deferred revenues ..............................          (477)             926             (53)
         Increase in ad fees credit ............................................         3,285               --              --
                                                                                  ------------    -------------    ------------
             Net cash used in operating activities .............................        (6,701)         (21,959)         (6,306)
                                                                                  ------------    -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment ..............................           756               --              --
     Purchase of equipment .....................................................        (1,326)         (13,924)         (1,101)
     Investment in Zondigo .....................................................            --           (1,950)             --
     Cash paid in acquisition of Novus, net of cash acquired ...................        (1,836)              --              --
     Cash paid in acquisition of webMillion, net of cash acquired ..............            --             (196)             --
                                                                                  ------------    -------------    ------------
             Net cash used in investing activities .............................        (2,406)         (16,070)         (1,101)
                                                                                  ------------    -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) borrowings under capital lease obligations .................          (424)            (368)            451
     Notes receivable from officers ............................................           464           (1,480)             --
     Restricted cash ...........................................................         1,209           (1,350)         (1,268)
     Repayments of notes payable ...............................................          (965)              --              --
     Proceeds from initial public offering, net of issuance costs ..............            --          102,588              --
     Repayment of notes receivable for common stock ............................            --              120              --
     Exercise of warrants ......................................................            --            3,844              --
     Distribution of dividends .................................................            --               (2)             --
     Series B preferred stock, net .............................................            --               --           8,958
     Series C preferred stock, net .............................................            --               --           3,956
     Exercise of common stock options ..........................................             1              434              94
                                                                                  ------------    -------------    ------------
             Net cash provided by financing activities .........................           285          103,786          12,191
                                                                                  ------------    -------------    ------------
Net increase (decrease) in cash ................................................        (8,822)          65,757           4,784
Cash and cash equivalents, beginning of year ...................................        72,653            6,896           2,112
                                                                                  ------------    -------------    ------------
             Cash and cash equivalents, end of year ............................ $      63,831   $       72,653   $       6,896
                                                                                  ============    =============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest .................................................................. $         116   $          209   $         125
                                                                                  ============    =============    ============
     Income taxes .............................................................. $           2   $            2   $           1
                                                                                  ============    =============    ============

                            L90, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)


                                                                                       Years Ended December 31,
                                                                                  ----------------------------------
                                                                                    2001          2000        1999
                                                                                  --------      --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                             (Restated)

Acquisition of webMillion:
     Fair value of assets acquired .............................................  $     --      $   (463)     $   --
     Liabilities assumed .......................................................        --           753          --
     Goodwill ..................................................................        --       (19,770)         --
     Less common stock issued for acquisition ..................................        --        19,500          --
                                                                                  --------      --------      ------
     Net cash acquired for webMillion ..........................................        --            20          --
     Acquisition costs for webMillion ..........................................        --          (216)         --
                                                                                  --------      --------      ------
     Cash paid in acquisition of webMillion, net of cash acquired ..............  $     --      $   (196)     $   --
                                                                                  ========      ========      ======
Acquisition of Novus List Marketing Assets:
     Fair value of assets acquired .............................................  $(10,364)     $     --      $   --
     Liabilities assumed .......................................................    12,828            --          --
     Goodwill ..................................................................    (6,528)           --          --
     Less common stock issued for acquisition ..................................     2,228            --          --
                                                                                  --------      --------      ------
     Net cash expended to acquire the assets of Novus List Marketing ...........    (1,836)           --          --
     Acquisition costs for Novus ...............................................        --            --          --
                                                                                  --------      --------      ------
     Cash paid in acquisition of Novus, net of cash acquired ...................  $ (1,836)     $     --      $   --
                                                                                  ========      ========      ======
SUMMARY OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Notes receivable for common stock .........................................  $     --      $    (25)     $   --
                                                                                  ========      ========      ======
     Accrued dividends .........................................................  $     --      $      2      $  378
                                                                                  ========      ========      ======
     Acquisition of software license in exchange for note ......................  $     --      $     --      $1,343
                                                                                  ========      ========      ======
     Cashless exercise of warrants .............................................  $     --      $      1      $   --
                                                                                  ========      ========      ======


The accompanying notes are an integral part of these consolidated financial statements

                            L90, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.   Description of the Business

     L90, Inc. and Subsidiary (collectively, the "Company") is an Internet-based provider of marketing solutions for advertisers and Web publishers. The Company provides fully outsourced ad sales, as well as ad serving, direct marketing and sweepstakes promotions. The Company develops targeted marketing campaigns that leverage the capabilities of the Internet and direct marketing media. The Company also specializes in offline list management, alternative media and sophisticated data analytical services.

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

2.   Summary of Significant Accounting Policies

     a.   Revenue Recognition

     Revenue from media and ad sales is earned under commission-based and service fee-based contracts. For commission-based contracts, the Company generally invoices the full amount of revenue due to Web publishers for the sale of their ad inventory and is entitled to receive a commission. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. The Company recognizes commissions ratably over the term of the advertising campaigns, which usually range from one to twelve months. The Company recognizes list revenues upon delivery and establishes reserves for potential adjustments. For service fee-based contracts, the Company is obligated to pay a service fee to the Web publishers for ads placed on their Web sites that is included in cost of revenue. Additionally, under service fee-based contracts, the Company must collect and bear the risk of loss from the advertiser for ads sold. Consequently, revenue earned from service fee-based contracts reflects the full value of the ads sold, or the Company's credit risk exposure on service fee-based sales.

     b.   Current Vulnerability Due to Certain Concentrations

     The Company sells advertising space to its customers. For the years ended December 31, 2001, 2000 and 1999, there were no advertising customers that comprised greater than 10 percent of revenue.

     The Company purchases advertising space from third party Web site partners. For the year ended December 31, 1999, no Web site partner hosted greater than 10 percent of revenue. For the year ended December 31, 2000, our largest Web site partner accounted for 14.2 percent of revenue. For the year ended December 31, 2001, no Web site partner hosted greater than 10 percent of revenue. The loss of large Web site partners could have an adverse effect on the Company's operations.

     c.   Cash and Cash Equivalents

     For purposes of the balance sheets and statements of cash flows, cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less.

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company maintained its cash balances in six financial institutions during 2001 and 2000. The cash balances in each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001 and 2000, the Company's uninsured cash balances totaled approximately $63.7 million and $75 million, respectively.

     d.   Restricted Cash

     Restricted cash consists of cash pledged under outstanding letters of credit.

     e.   Accounts Receivable

     The Company has receivables due from advertisers and from Web publishers resulting from the sales of ads, and from list owners resulting from the brokering of lists. These receivables relate to both commission-based and service fee-based contracts. The Company's credit exposure on commission-based contracts is limited to the net amount of cash to be received by the Company from ad sales. The Company's credit exposure on service fee-based contracts is the full amount of the ad sales as the Company is obligated to pay the Web publishers for ads sold on their Web sites irrespective of receiving payment from advertisers.

     The Company extends credit to its customers, who are primarily located in the United States. The ability of these customers to meet their obligations to the Company is dependent on their economic health, as well as their industry and other factors. The Company maintains an allowance for doubtful accounts which represents management's estimate of expected losses on specific accounts and inherent losses on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management performs ongoing credit evaluations of its customers based on management analysis and reviews of available public documents. The amounts the Company will ultimately realize could differ in the near term from the amounts assumed in arriving at the allowance for doubtful accounts reported in the financial statements.

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

     h.   Deferred Revenue

     Deferred revenue primarily represents prepaid advertising campaign revenue to be recognized over the period of the campaign subsequent to the respective year-end. This revenue will be recognized ratably over the term of the advertising campaign, which usually ranges from one to twelve months. The Company offers its analytical technology to a limited number of clients on a annual licensing basis. Contract fees are recorded through twelve-month licensing agreements which is billed annually. This revenue is amortized over a twelve-month period.

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     i.   Research and Development Expenses

     Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of the Company's adMonitor technology. Software development costs are required to be capitalized when a product's technological feasibility has been achieved. To date, all research and development costs have been expensed to operations as incurred.

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

     l.   Stock-Based Compensation

     Accounting principles generally accepted in the United States ("GAAP") permit companies to use either of two alternative accounting methods to recognize employee stock-based compensation. Under the first accounting method, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. The Company follows this accounting method, which it believes better reflects the motivation for its issuance of stock options, namely, that they are incentives for future performance rather than compensation for past performance. Under the second accounting method, issuers record compensation expense over the period they are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense recognized over this term is the "fair value" of the options at the time of the grant as determined by an option pricing model. The option pricing model attributes fair value to the options based upon the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the officer or director exercised the options. Pro forma disclosures of net loss under this method are presented in
Note 8.

     m.   Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     n.   Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apart from goodwill. The Company adopted SFAS No. 141 effective July 1, 2001. The adoption of SFAS No. 141 had no impact on the Company's results of operations or financial condition.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Identifiable intangible assets deemed to have a finite life will continue to be amortized over their useful lives. Identifiable intangible assets deemed to have an indefinite life "beyond a foreseeable horizon" will not be amortized. For intangible assets with indefinite lives, an impairment test will be performed annually which requires an impairment to be recorded if the carrying amount of the intangible asset is in excess of its fair value will be required. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 142 on January 1, 2002, and based upon current levels of goodwill, the elimination of amortization of goodwill resulted in a decrease in expense of approximately $325,000 on an annualized basis.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expand the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management expects there to be no financial impact with the adoption of this SFAS.

     o.   Principles of Consolidation

     The Company's consolidated financials as of December 31, 2001 and 2000 include the accounts of the Company and its subsidiary from its respective date of acquisition (Note 3). All significant intercompany transactions and balances have been eliminated in consolidation.

     p.   Reclassifications

         Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and the related notes to make them consistent with the current presentation format of the Company.

     q.   Other Income

     For the year ended December 31, 2001 and 2000, Other Income consisted primarily of income from legal settlements, the gain on sale of adMonitor and income from transactions with customers not recorded as revenue in accordance with accounting principles generally accepted in The United States.

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.   Acquisitions and Dispositions

     On July 24, 2000, the Company acquired webMillion.com, Inc., a direct marketing promotions company. The results of webMillion's operations have been included in the consolidated financial statements since that date. Pursuant to the Merger Agreement, the Company issued 1,901,381 shares of its Common Stock, $0.001 par value, to all the shareholders of webMillion, representing a fair value of $19.5 million. Holders of warrants of webMillion received, in the aggregate, the right to purchase from the Company 98,619 shares of Common Stock at a price per share of $1.9792. A total of 361,063 of the Merger Shares are being held in a three year escrow as security for the indemnification obligations of webMillion's former shareholders pursuant to the Merger Agreement. This transaction was structured as a reverse triangular merger and has been accounted for through the purchase method of accounting. As a result of the tax-free purchase, webMillion.com, Inc., became a wholly-owned subsidiary of the Company in 2000.

     The fair value purchase price in excess of the value of identified assets and liabilities assumed for webMillion was allocated to goodwill in the amount of $19.8 million. For the year ended December 31, 2000, goodwill was being amortized straight-line over its expected benefit, which was 20 years. For the year ended December 31, 2001, the Company recorded an impairment charge for the remaining goodwill of approximately $18.6 million. This charge is included in the December 31, 2001 statement of operations as "impairment charges."

     The following unaudited pro forma consolidated amounts give effect to the above acquisition accounted for by the purchase method of accounting as if it had occurred at the beginning of the respective period by consolidating the results of operations of the acquired entity for the years ended December 31, 2000 and 1999.

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

                                                           Years Ended December 31,
                                                        -----------------------------
                                                            2000             1999
                                                        ------------     ------------
                                                         (Restated)
     Total revenue ...................................  $    49,671      $     9,226
     Net loss ........................................      (22,419)         (10,177)
     Net loss per share:
        Basic/Diluted ................................        (1.04)           (1.52)
     Weighted average number of common shares
     Outstanding:
       Basic/Diluted .................................       21,535            6,675

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On May 14, 2001, the Company purchased substantially all the assets of a list marketing business from Novus List Marketing, LLC. The results of the list marketing business' operations have been included in the consolidated financial statements since that date. Pursuant to the Asset Purchase Agreement, approximately $1.84 million was paid in cash, 914,210 shares of common stock, representing a fair value of $2.2 million, were issued and approximately $750,000 was incurred in a note payable to the former shareholder of the Company. In addition, the seller is eligible to receive up to an additional $1.0 million over a two year period if certain operating income goals are achieved. The acquisition has been accounted for using the purchase method of accounting. As of December 31, 2001, the Company has accrued $519,000 in association with this other consideration. The purchase price has been allocated to the assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the amount of $6.5 million. Through December 31, 2001 goodwill was being amortized straight-line over its useful life of 20 years. Beginning January 1, 2002 goodwill will be accounted for in accordance with SFAS No. 142. In accordance with SFAS No. 142 goodwill will cease amortization and be reviewed at least annually for related impairment.

     On October 2, 2001, the Company completed the sale of adMonitor, their ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.84 million. Additionally, the Company entered into an agreement which provides that until October 2002, the Company will not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. The agreement does permit the Company to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, the Company entered into a five year non-exclusive ad serving agreement for DART, DoubleClick Inc.'s ad serving technology, pursuant to which the Company would purchase a minimum of $3.5 million of DART services. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred and are being amortized against the costs as incurred. The balance of $3.34 million was recorded as a gain to Other Income. The Company also incurred impairment costs of approximately $6.3 million and severance of approximately $500,000, associated with the disposition of adMonitor. As a result of this transaction, the Company no longer provides proprietary Internet ad serving, tracking and marketing technology. In January 2002, the Company prepaid the $3.5 million minimum purchase commitment and is amortizing the contract payment over its actual usage.

4.   Impairment charges

     For the year ended December 31, 2001, the Company recorded impairment charges of approximately $28.0 million related to unamortized goodwill, the sale of the Company's adMonitor technology and an investment in Zondigo. The Company determined the remaining webMillion.com Inc. unamortized goodwill of $18.6 million was impaired in accordance with SFAS 121. In connection with the sale of the adMonitor technology, the Company incurred a fixed asset impairment charge of approximately $4.6 million related to excess asset capacity and an impairment of approximately $1.7 million related to two hosting and servicing contracts. As a result of the decrease in personnel, the Company renegotiated their Marina Del Rey office lease and incurred a charge of approximately $1.0 million. During 2001, Management assessed the underlying assets in the Zondigo investment and determined these assets were impaired and wrote off the balance of approximately $1.9 million plus related assets of approximately $0.2 million.

5.   Equity

     a.   Initial Public Offering

     In February 2000, the Company completed an initial public offering (the "IPO") of 7,475,000 shares of common stock, including 975,000 shares subject to the underwriter's over-allotment option, at $15.00 per share of common stock. The IPO resulted in aggregate net proceeds to the Company of approximately $102.6 million, net of underwriting discounts and expenses of the offering.

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     b.   Stock Split

     On April 29, 1999, the Board of Directors of the Company authorized a stock split converting each share of common stock into ten shares of common stock. This stock split increased the total number of common stock shares authorized from 1.8 million to 18.0 million. In October 1999, the Company announced that it would effect a reverse stock split converting three shares of common stock into two shares of common stock. On January 25, 2000, the Company effected the 2-for-3 reverse stock split. The effect of these stock splits are retroactively reflected in the financial statements and the accompanying notes to the financial statements.

     On September 22, 1999, the Company restated and amended its certificate of incorporation authorizing 80.0 million shares of common stock, later adjusted to 53,333,333 as a result of the reverse stock split, and 15.0 million authorized shares of preferred stock.

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

     d.   Series B Preferred Stock Financing

     Commencing on August 6, 1999, in a private placement transaction, the Company issued a total of 4,107,044 shares of Series B preferred stock at $2.35 per share convertible into common stock at a three-to-two ratio. The principal purchasers of the Series B preferred stock included DigaComm (L90), L.L.C. and Keystone Venture V, L.P. DigaComm (L90), L.L.C. also purchased a warrant to acquire up to 353,964 shares of common stock of the Company at a price per share of $5.30. Unless previously exercised this warrant will be automatically exercised on a cashless basis into shares of common stock, with a fair value equivalent to the intrinsic value of the warrant, upon the closing of an initial public offering of the Company's common stock. The holders of the Series B preferred stock are entitled to registration rights regarding the shares of common stock issued or issuable upon conversion and upon exercise of the warrant. The holders of the outstanding shares of Series B preferred stock are entitled to receive, upon conversion of shares of Series B convertible preferred stock into common stock, a dividend in cash accruing from August 6, 1999, at an annual rate of $0.141 per share of Series B preferred stock so converted. The holders of Series B preferred stock collectively have the right to elect three members of the board of directors. All shares of Series B preferred stock were automatically converted into shares of common stock upon the closing of the initial public offering of the Company's common stock on February 2, 2000. In connection with the closing of the private placement transaction for Series B preferred stock, the Company incurred fees and expenses totaling approximately $630,000.

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     f.   Warrants

     On June 7, 1999, the Company issued to The Roman Arch Fund L.P. and The Roman Arch Fund II, L.P. four warrants to purchase up to an aggregate of 333,333 shares of common stock, later adjusted to an aggregate of 150,000 shares of common stock, at an initial purchase price of $2.40 per share, subject to adjustment. These warrants may be exercised on a cashless basis. These warrants expire on the earlier of (i) June 7, 2005 or (ii) the fifth anniversary of an initial public offering with gross proceeds of at least $20 million. Eighty-three thousand three hundred thirty-three of these warrants, to the extent not previously exercised, may be exchanged at the election of the holder within 180 days of the closing of an initial public offering of the Company's common stock with gross proceeds of at least $20 million for warrants to purchase up to 166,667 shares of common stock. The holder of the warrants did not elect to exchange the warrants.

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

6.   Debt

     On November 29, 1999, the Company acquired a software license in exchange for a promissory note for approximately $1.45 million. The note bears interest at 7.86% per annum. This note was collateralized by a standby letter of credit for a total of approximately $1.2 million. At December 31, 2000 and 1999, the Company had pledged approximately $1.2 million of cash as collateral for this outstanding letter of credit. As of December 31, 2001, the balance of this note was paid and the collateral was released to the Company.

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On November 30, 1999, the Company obtained a standby letter of credit in the amount of $60,000. At December 31, 2000 and 2001, the Company had pledged $60,000 of cash as collateral for this outstanding letter of credit.

     On March 28, 2000 the Company obtained a standby letter of credit for a total of $600,000. At December 31, 2000 and 2001, the Company had pledged $600,000 of cash as collateral for this outstanding letter of credit.

     On October 27, 2000, the Company obtained a standby letter of credit in the amount of $750,000. At December 31, 2000 and 2001, the Company had pledged $750,000 of cash as collateral for this outstanding letter of credit.

     In connection with the acquisition of the list marketing business of Novus List Marketing (See Note 3) a $750,000 note payable was issued to the former shareholder of this company. The note is non-interest bearing and is payable on or about May 15, 2002 and is subject to adjustment based upon the collection of receivables acquired in the acquisition.

7.   Income Taxes

     Deferred income taxes arise as a result of temporary differences in the methods used to determine income for financial reporting purposes versus income for tax reporting purposes. These differences result primarily from accruals, reserves and net operating losses carrying forward.

     The provision for income taxes consists of the following:

                                                       December 31,
                                         --------------------------------------
                                            2001          2000          1999
                                         -----------   ----------    ----------
                                                       (Restated)
                                                     (in thousands)
     Current:
       Federal .......................   $         -   $        -    $        -
       State .........................             2            2             1
                                         -----------   ----------    ----------
                                                   2            2             1
     Deferred ........................        14,080        7,360         2,981
                                         -----------   ----------    ----------
                                              14,082        7,362         2,982
     Less: Valuation Allowance .......       (14,080)      (7,360)       (2,981)
                                         -----------   ----------    ----------
                                         $         2   $        2    $        1
                                         ===========   ==========    ==========

     Significant components of the Company's deferred tax assets at December 31, 2001 and 2000 are comprised primarily of net operating loss carry forwards and are summarized as follows:

                                                              December 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
                                                                     (Restated)
                                                            (in thousands)

     Net operating loss carryforward ................  $   17,944    $    9,033
     Accrued other ..................................       6,477         1,308
                                                       ----------    ----------
     Gross deferred tax asset .......................      24,421        10,341
     Less:  Valuation Allowance .....................     (24,421)      (10,341)
                                                       ----------    ----------
                                                       $       --    $       --
                                                       ==========    ==========

     At December 31, 2001 and 2000, the Company provided a valuation allowance for net deferred tax assets which management determined were "more likely than not" to be unrealizable. As a result, no deferred tax assets have been recorded by the Company.

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. If the Company should have an ownership change, as defined for tax purposes, utilization of the carryforwards could be restricted. The operating loss of approximately $47.0 million expires through 2022. The Company's net operating loss carryforwards was limited due to the ownership change on the date of the Company's initial public offering.

8.   Stock Options and Warrants

     a.   Stock Options

     During April 1999, the Company adopted an employee stock option plan authorized by the Board of Directors to grant up to an aggregate of 8,676,101 options to purchase common stock shares. These shares may be comprised of authorized but unissued shares or shares previously issued but reacquired by the Company. The price of these options will be not less than the fair market value of the shares, or greater than 110 percent of the fair market value of the shares, at the date of grant. This plan will terminate ten years from the adoption date and may be amended by the Board of Directors and, under certain circumstances, only with stockholder approval.

Employee transactions during the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                                      2001                         2000                        1999
                                            -------------------------    -------------------------   -------------------------
                                                            Weighted                     Weighted                    Weighted
                                                            average                      average                     average
                                                            exercise                     exercise                    exercise
Employee stock options                        Shares         price         Shares         price         Shares        price
                                            ------------   ---------     ----------     ---------    -----------    ---------
Outstanding at beginning of year ........     4,844,123   $     7.35      2,151,734    $     2.82        582,000   $     0.86
Granted .................................       980,530         3.00      3,477,903          7.87      1,644,400         3.51
Exercised ...............................          (416)        3.53       (502,041)         1.06        (26,666)        3.53
Forfeited ...............................    (1,594,223)        6.39       (283,473)         8.56        (48,000)        2.23
                                            -----------    ---------     ----------     ---------    -----------    ---------
Outstanding at end of year ..............     4,230,014   $     6.70      4,844,123    $     7.35      2,151,734   $     2.82
                                            ===========    =========     ==========     =========    ===========    =========
Options exercisable at end of year ......     1,618,847                     833,287                      816,666
Weighted average fair value of
   options granted during year ..........         $5.28                       $7.84                        $2.31

The following table summarizes information about employee stock options outstanding at December 31, 2001:

                                                        Weighted average
                                          Number           remaining
Range of Exercise Prices                Outstanding     contractual life
-----------------------------------   ---------------- -------------------
$1.00 - $1.50 .....................        159,773        6.80 years
$2.00 - $2.94 .....................        605,165        9.30 years
$3.25 - $4.88 .....................      2,416,662        8.40 years
$4.94 - $7.38 .....................        138,132        8.50 years
$7.50 - $10.25 ....................        591,897        8.30 years
$14.44 - $21.06 ...................        309,886        8.10 years
$22.38 - $27.75 ...................          8,499        8.20 years
                                      ---------------- -------------------
                                         4,230,014        8.40 years
                                      ================ ===================

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. No compensation cost has been recognized for its employee stock option grants, which are fixed in nature, as the options have been granted with an exercise price equal to the then current fair market value of the Company's stock as determined by the Company's Board of Directors. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                  Year Ended December 31,
                                                       -----------------------------------------------
                                                            2001            2000              1999
                                                       -------------    ------------      ------------
                                                                         (Restated)
                                                                       (in thousands)
Net loss as reported                                  $      (52,637)  $     (20,468)   $      (7,488)
Pro forma adjustment                                          (2,464)        (27,549)          (1,093)
                                                       -------------    ------------     ------------
Pro forma loss                                        $      (55,101)  $     (48,017)   $      (8,581)
                                                       =============    ============     ============

                                                                  Year Ended December 31,
                                                       -----------------------------------------------
                                                            2001            2000             1999
                                                       --------------   -------------    -------------
                                                                         (Restated)
                                                           (in thousands, except per share data)
Net loss applicable to common stockholders:
     As reported                                      $      (52,637)  $     (20,470)   $      (8,958)
     Pro forma loss                                   $      (55,101)  $     (48,019)   $     (10,051)
Net loss per share basic and diluted:
     As reported                                      $        (2.14)  $       (0.95)   $       (1.34)
     Pro forma loss                                   $        (2.24)  $       (2.23)   $       (1.51)
Weighted average shares                                       24,579          21,535            6,675

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2001, 2000 and 1999: dividend yield of 0 percent; expected life of five years; a risk free interest rate of 4.7 percent for the year ended December 31, 2001, 5.9 percent for the years ended December 31, 2000 and 1999; and an expected volatility of
114.7 percent for the year ended December 31, 2001, 135.3 percent for the year ended December 31, 2000 and 20 percent for the year ended December 31, 1999.

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

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    Loss per share

     The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders per share for the periods indicated (in thousands, except per share amounts):

                                                                         Year Ended December 31,
                                                                  2001             2000             1999
                                                              -------------    ------------     ------------
                                                                                (Restated)
     Net Loss                                                $     (52,637)   $     (20,468)   $      (7,488)
     Cumulative dividends on participating preferred stock   $           --   $          (2)   $      (1,470)
                                                              -------------    ------------     ------------
         Net loss applicable to common stockholders          $     (52,637)   $     (20,470)   $      (8,958)
                                                              =============    ============     ============
     As reported weighted average shares                             24,579          21,535            6,675
                                                              =============    ============     ============
     Basic and diluted net loss per share applicable to
         common stockholders                                 $       (2.14)   $      (0.95)    $      (1.34)
                                                              =============    ============     ============

The per share computations exclude preferred stock, options and warrants which are anti-dilutive.

10.  Commitments and Contingencies

     a.   Legal Matters

     The Company may become subject to legal proceeding from time to time in the normal course of business. The Company is not involved in any litigation that management currently believes will have a material adverse effect on the Company's financial position or results of operations. The following is a summary of the outstanding actions.

          General Litigation

     On April 2, 2001, EMI Communications Corp. filed a lawsuit against the Company in the Queen's Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by the Company. The Company believes this suit is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.

     On November 21, 2001, Frank Addante, the Company's former Chief Technology Officer, filed a Demand for Arbitration with the American Arbitration Association in Los Angeles, California. Mr. Addante is claiming copyright infringement, breach of contract, fraud, conversion, securities fraud and breach of fiduciary duty. He is seeking an unspecified amount of damages, declaratory relief, injunctive relief and an accounting (to determine monetary damages). The Company believes this suit is without merit, intends to vigorously defend against these claims and have asserted its own counterclaims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. Any unfavorable outcome in litigation could materially and adversely affect the Company's business, financial condition and results of operations.

     On May 2, 2002, John Bohan, the Company's former Chief Executive Officer, filed an action against the Company in the Court of Chancery for the State of Delaware, seeking an order requiring the Company to advance his defense costs in connection with the SEC investigation and the related civil litigation in accordance with his indemnification agreement with the Company and the Company's charter documents. This action is still in the preliminary stages and the Company is unable to assess at this time the merits of the action.

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          SEC Investigation

     On January 25, 2002, the Securities and Exchange Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in the Company's securities. In connection with this investigation, the SEC has requested that the Company provide it with certain documents and other information. The Company is continuing to fully cooperate with the SEC in its investigation and is hopeful that it can resolve this investigation in an expeditious manner. In addition, in January 2002, the Company was notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). The Company is cooperating fully with Nasdaq in its investigation. While the Company does not know the current status of either investigation or any possible actions that may be taken against it as a result, any regulatory action against it could harm the Company's business.

     On February 1, 2002, the Company's Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the SEC investigation. The Audit Committee engaged special counsel and a forensic accounting firm to conduct a comprehensive examination of the Company's financial records. On May 6, 2002, the Company announced that the Audit Committee had concluded its internal investigation and determined that certain of the Company's financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 would be restated.

          Securities Class Actions

     Beginning on March 21, 2002, following the announcement of the SEC investigation and the internal investigation of the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against the Company and certain of its former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company's common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the Company, and the other named defendants, made false or misleading statements of material fact about the Company's financial statements, including its revenues, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased the Company's common stock during the purported class period. The actions are still in the preliminary stages and the Company is unable to assess at this time the merits of the actions, therefore, it is not possible for the Company to quantify the extent of its potential liability, if any. Any unfavorable outcome in these actions could have a material adverse effect on the Company's business, financial condition and results of operations.

          Derivative Actions

     Beginning on March 22, 2002, the Company has been named as a nominal defendant in two derivative actions, purportedly brought on behalf of the Company, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of the Company's current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs seek unspecified damages on the Company's behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to the Company's benefit. The actions are still in the preliminary stages and the Company is unable to assess at this time the merits of the actions.

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          Nasdaq Delisting

     On April 16, 2002, the Company was notified that Nasdaq intended to initiate proceedings to delist the Company's common stock from the Nasdaq National Stock Market because of its failure to timely file with the SEC its annual report on Form 10-K for the year ended December 31, 2001. The Company has requested a hearing on the matter and has updated its financial statements, as of the date of this filing, prior to the hearing that is scheduled for May 17, 2002. However, the Company cannot assure you that its common stock will continue to be traded on the Nasdaq National Stock Market.

     b.   Office Lease

     The Company leases office space in the following locations: Marina Del Rey, California; San Francisco, California; Seattle, Washington; Chicago, Illinois; Greenwich, Connecticut; New York, New York; Valhalla, New York; and Woodbury, Minnesota. The Company entered into the following lease agreements during the years ended December 31, 2001 and 2000:

     On January 17, 2000, the Company entered into an agreement to lease additional office space in Chicago, Illinois through January 16, 2005.

     On February 28, 2000, the Company entered into an agreement to lease additional office space in New York, New York through July 30, 2003. In connection with this agreement, the Company was required to obtain a standby letter of credit in the amount of $600,000. This letter of credit expired on July 31, 2001 and is automatically extended for an additional period of one year through July 31, 2002. The Company has pledged $600,000 under this letter of credit.

     On May 1, 2000, the Company entered into an agreement to lease additional office space in San Francisco, California through July 31, 2003.

     On June 26, 2000, the Company entered into an agreement to lease additional office space in Greenwich, Connecticut through July 31, 2005.

     On July 24, 2000, in conjunction with its acquisition of webMillion.com, Inc., the Company assumed the lease liability for office space in Boise, Idaho through March 31, 2001.

     On September 26, 2000, the Company entered into an agreement to lease additional office space in Seattle, Washington through September 30, 2003.

     On October 27, 2000, the Company entered into an agreement to lease additional office space for its corporate headquarters in Marina Del Rey, California through December 31, 2005. In connection with this agreement, the Company was required to obtain a standby letter of credit in the amount of $750,000. This letter of credit expired on January 31, 2002 and is automatically extended for an additional period of one year through January 31, 2006. The Company has pledged $750,000 under this letter of credit.

     On May 14, 2001, in connection with the acquisition of the list marketing business of Novus List Marketing, the Company assumed a lease agreement for office space in Valhalla, New York and Woodbury, Minnesota, through July 2005 and December 2001, respectively.

     During the year ended December 31, 2001 the Company abandoned its lease in London, England. As such, the Company recorded a lease abandonment and asset impairment charge of approximately $162,000 for the year ended December 31, 2001.

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     During the year ended December 31, 2001 the Company restructured its lease at its main facility in Marina Del Rey. A $1.0 million charge is included in "Impairment Charges" in the Statement of Operations as of December 31, 2001.

     The minimum rental commitments required under operating leases are as follows (in thousands):

                                                    Operating
           Year                                       Leases
           -------------------------------------  ------------
           2002 ................................ $       2,514
           2003 ................................         2,097
           2004 ................................         1,585
           2005 ................................         1,283
           2006 and thereafter .................           144
                                                  ------------
                                                 $       7,623
                                                  ============

     For the years ended December 31, 2001, 2000 and 1999 rent expense was approximately $2.2 million, $1.1 million and $570,000, respectively.

     c.   Capital Lease Commitments and Service Agreement

     The Company is committed under non-cancelable capital lease obligations for certain equipment. The equipment related to capital leases has an original cost of approximately $2.7 million, $2.6 million, and $873,000 at December 31, 2001, 2000 and 1999, respectively, with accumulated depreciation of approximately $797,000, $839,000, and $127,000, respectively.

     Future minimum annual payments under non-cancelable capital leases and service agreements are as follows as of December 31, 2001 (in thousands):

                                                       Capital
           Year                                        Leases
           ---------------------------------------  -----------
           2002 .................................. $        224
           2003 ..................................           21
           2004 and thereafter ...................           11
                                                    -----------
                                                   $        256
           Less- amounts representing interest              (17)
           Less - current portion                          (211)
                                                    -----------
           Non-current portion                     $         28
                                                    ===========

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     d.   Employment Agreements

     In September 1999, the Company entered into at-will employment agreements with each of Messrs. Bohan, Sebastian and Roah. Under these agreements, their annual base salaries for the year ended December 31, 2001 were $372,500, $190,000 and $200,000, respectively. In addition, these agreements provide for sales commissions for Messrs. Bohan and Roah in accordance with the Company's then current policy. These agreements provide for customary benefits and for the ongoing payment to each of these employees of their base salaries for the balance of the initial term or any successive term if they are terminated without cause. Mr. Roah resigned as an employee of the Company on January 3, 2002. Mr. Bohan resigned as President and Chief Executive Officer of the Company on March 8, 2002. In November 1999, the Company entered into an arrangement with Mr. Sebastian governing the vesting of stock options and restricted stock grants upon a termination of his employment following a change in control. Mr. Sebastian resigned as Chief Financial Officer of the Company on March 19, 2002. On October 31, 2001, the Company entered into an agreement with Kenneth Johnson that provides for payment to Mr. Johnson of $200,000 in the event of his termination without cause. In March 2002, the Company entered into an at-will employment agreement with Mr. Cannold to become the Chief Executive Officer. Under this agreement, his annual base salary for the year ending December 31, 2002 is $480,000. In addition, this agreement provides for a bonus to be paid to Mr. Cannold upon the achievement of certain operating goals. The agreement also provides for customary benefits and for the ongoing payment to Mr. Cannold of his base salary for a term of one year if he is terminated without cause or if he terminates his employment for "good reason" following a change of control.

11.  Employee Benefit Plans

     Starting in May 2000 the Company has available to its eligible employees a 401(k) defined contribution plan (the "Plan"). Employees become eligible for the Plan once they attain age 21 and have performed two months of service. Eligible employees can contribute up to a maximum of 15% of their eligible compensation. The Company does not provide a matching contribution.

12.  Investments

     On November 22, 2000, the Company purchased a 19% interest in Zondigo, Inc., a wireless technology company. The cash purchase price for the shares was equal to $1.95 million. Concurrent with the investment, the Company and Zondigo entered into a strategic alliance and cross-licensing agreement, pursuant to which both parties have agreed to grant each other licenses to certain of their respective technologies. This investment was being accounted for under the cost method of accounting. Frank Addante, the Company's former Chief Technology Officer, serves as the Chairman of Zondigo. Peter Sealey, one of the Company's board members, previously served as Chairman of the Board of Directors of Zondigo. The Statement of Operations for the year ended December 31, 2001 includes Impairment Charges of $1.95 million for the write down of the investment in Zondigo.

13.  Related Party Transactions

     In November 2000, the Company received approximately $1.48 million in notes receivable for loans to officers prior to their resignation from the Company. These notes bore interest at 5.0% per annum and mature at the occurrence of the fifth anniversary of the date of the note or upon demand by the Company. The notes were secured by a security interest in the officers' stock, as well as, all other personal property of the former officers.

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On October 15, 2001, the Company forgave loans to two former officers, one of whom is also a former director and one who is a current director, totaling approximately $508,000. In addition, the Company paid a total of $656,000 in 2001 to tax protect such individuals with respect to the forgiveness of the debt. The two individuals have paid to the Company approximately $531,000 in partial repayment of such loans as of December 31, 2001 and an additional amount equal to approximately $321,000 in February 2002. The balance of the loans will remain due from the individuals pending further payments. As a result of this loan forgiveness a loss of approximately $1.2 million is included on the Statement of Operations in the General and Administrative Expenses for the year ended December 31, 2001.

     During the year ended December 31, 2000, the Company provided technology, marketing and design consulting services to Zondigo. Zondigo paid the Company an aggregate of $800,000 for these services. Additionally, Zondigo paid the Company $150,000 as a licensing fee for its technology (see note 12).

     During September of 1999, a member of the Board of Directors exercised options to purchase 26,667 shares of common stock at $3.53 per share.

     In 2001, the Company granted options to purchase 70,000 shares of common stock to two outside directors. The exercise price for these options range from $2.30 to $2.38 per share.

     In 2002, the Company entered into a consulting agreement with a director to provide various business consulting services. The agreement is on a renewal at $16,000 per month.

14.  Restatement of Financials

     On February 1, 2002, the Company's Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matter that prompted the SEC investigation of the company. To assist in this inquiry, the Audit Committee and the Company each engaged special counsel and a forensic accounting firm. As a result, certain of the Company's financial results for the year ended December 31, 2000 and for the three quarters ended September 30, 2001 are being restated.

     The following statements provide a reconciliation of the Company's previously reported balance sheet as of December 31, 2000 and the statements of operations and cash flows for the year then ended with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided. These adjustments reflect a decrease in revenue of $3.2 million in 2000, a $1.5 million reduction of Operating expenses and an increase to Other Income of approximately $1 million. The effect of these transactions on the Company's quarterly information for the year ended December 31, 2000 is reflected in Note 15 along with additional transactions relating to 2001.

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                                        December 31, 2000
                                                                         ----------------------------------------------
                                                                          As Reported      Adjustments       Restated
                                                                         -------------   ---------------   ------------
                                ASSETS
                                ------
Current Assets:
     Cash and cash equivalents ........................................  $     72,653      $         --   $     72,653
     Accounts receivable, net of allowance of $2,521 at December 31,
       2000 ...........................................................        13,964              (776)        13,188
     Notes receivable from officers ...................................         1,480                --          1,480
     Prepaid expenses and current assets ..............................         1,981                --          1,981
                                                                         ------------      -------------  ------------
             Total current assets .....................................        90,078              (776)        89,302
                                                                         ------------      -------------  ------------
     Investment in Zondigo ............................................         1,950                --          1,950
     Property and equipment:
         Equipment ....................................................        16,567                --         16,567
         Furniture and fixtures .......................................           246                --            246
         Leasehold improvements .......................................            42                --             42
                                                                         ------------      -------------  ------------
                                                                               16,855                --         16,855
         Less--Accumulated depreciation and amortization ..............        (4,274)               --         (4,274)
                                                                         ------------      -------------  ------------
     Property and equipment, net ......................................        12,581                --         12,581
     Restricted cash ..................................................         2,619                --          2,619
     Goodwill, net of accumulated amortization of $416 at
       December 31, 2000 ..............................................        19,570                --         19,570
     Other assets .....................................................           570                --            570
                                                                         ------------      -------------  ------------
             Total assets .............................................  $    127,368      $       (776)  $    126,592
                                                                         ============      =============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current Liabilities:
     Accounts payable .................................................  $      7,642      $         --   $      7,642
     Accrued expenses .................................................         2,813                --          2,813
     Current portion of note payable ..................................           487                --            487
     Current portion of long-term capital lease obligations ...........           411                --            411
     Deferred revenues ................................................           944               (18)           926
                                                                         ------------      -------------  ------------
             Total current liabilities ................................        12,297               (18)        12,279
     Note payable, net of current portion .............................           525                --            525
     Long-term capital lease obligations, net of current portion ......           252                --            252
                                                                         ------------      -------------  ------------
             Total liabilities ........................................        13,074               (18)        13,056
                                                                         ------------      -------------  ------------
Stockholders' Equity:
         Common stock, $0.001 par value, 53,333,333 shares authorized,
            23,998,432 shares issued and outstanding at
            December 31, 2000 .........................................            24                --             24
     Additional paid-in capital .......................................       142,846                --        142,846
     Notes receivable for common stock ................................           (25)               --            (25)
     Retained deficit .................................................       (28,551)             (758)       (29,309)
                                                                         ------------      -------------  ------------
            Total stockholders' equity ................................       114,294              (758)       113,536
                                                                         ------------      -------------  ------------
            Total liabilities and stockholders' equity ................  $    127,368      $       (776)  $    126,592
                                                                         ============      =============  ============

                            L90, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Statement of Operations                                          Year Ended December 31, 2000
                                                 -------------------------------------------------------------
                                                     As Reported           Adjustments               Restated
                                                 ----------------    ------------------   --------------------
Revenue:
   Service-fee based revenue ................    $        50,542     $          (3,238)    $           47,304
   Commission-based revenue .................              1,411                    --                  1,411
                                                 ----------------    ------------------   --------------------
        Total revenue .......................             51,953                (3,238)                48,715
                                                 ----------------    ------------------   --------------------

Operating expenses
   Cost of services fee and other revenue ...             31,147                    --                 31,147
   Sales and marketing ......................             16,769                (1,350)                15,419
   Research and development .................             11,907                    --                 11,907
   General and administrative ...............             16,997                  (149)                16,848
                                                 ----------------    ------------------   --------------------
        Total Operating expenses ............             76,820                (1,499)                75,321
                                                 ----------------    ------------------   --------------------
Operating loss ..............................            (24,867)               (1,739)               (26,606)
Other income, net ...........................                 --                   982                    982
Interest income, net ........................              5,158                    --                  5,158
                                                 ----------------    ------------------   --------------------
Loss before provision for income taxes ......            (19,709)                 (757)               (20,466)
Provision for income taxes...................                  2                    --                      2
                                                 ----------------    ------------------   --------------------
Net loss ....................................            (19,711)                 (757)               (20,468)
Cumulative dividends on participating
   preferred stock ..........................                 (2)                   --                     (2)
                                                 ----------------    ------------------   --------------------
Net loss attributable to common stock
   holders ..................................    $       (19,713)    $              --    $           (20,470)
                                                 ================    ==================   ====================
Net loss per share basic and diluted ........    $         (0.92)    $           (0.03)   $             (0.95)

Weighted average number of common shares
   outstanding, basic and diluted ...........             21,535                                       21,535
                                                 ================                         ====================

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                                          Year Ended December 31, 2000
                                                                                  ----------------------------------------------
                                                                                  As Reported      Adjustments       Restated
                                                                                  -------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................  $    (19,711)   $        (757)   $    (20,468)
Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization .............................................         4,393               --           4,393
     Non-cash charge for warrants issued .......................................           208               --             208
     Provision for doubtful accounts receivable ................................            --               --              --
     Loss on disposal of equipment .............................................            --               --              --
     Officer loans forgiven ....................................................            --               --              --
     Impairment Charges ........................................................            --               --              --
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable ............................        (9,530)             776          (8,754)
         Decrease (increase) in prepaid expenses and other assets ..............        (1,185)              --          (1,185)
         Increase (decrease) in accounts payable ...............................         2,195               --           2,195
         Increase in accrued expenses and other liabilities ....................           726               --             726
         Increase (decrease) in deferred revenues ..............................           945              (19)            926
         Ad fees credit, net of current portion ................................            --               --              --
                                                                                  -------------   --------------   -------------
             Net cash used in operating activities .............................       (21,959)              --         (21,959)
                                                                                  -------------   --------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment ..............................            --               --              --
     Purchase of equipment .....................................................       (13,924)              --         (13,924)
     Investment in Zondigo .....................................................        (1,950)              --          (1,950)
     Acquisition of Novus assets ...............................................            --               --              --
     Acquisition costs for webMillion, net of cash acquired ....................          (196)              --            (196)
                                                                                  -------------   --------------   -------------
             Net cash used in investing activities .............................       (16,070)              --         (16,070)
                                                                                  -------------   --------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) borrowings under capital lease obligations .................          (368)              --            (368)
     Notes receivable from officers ............................................        (1,480)              --          (1,480)
     Restricted cash ...........................................................        (1,350)              --          (1,350)
     Repayments of Notes Payable ...............................................            --               --              --
     Proceeds from initial public offering, net of issuance costs ..............       102,588               --         102,588
     Proceeds of notes payable related to acquisition of Novus .................            --               --              --
     Repayment of notes receivable for common stock ............................           120               --             120
     Exercise of warrants ......................................................         3,844               --           3,844
     Distribution of dividends .................................................            (2)              --              (2)
     Series B preferred stock, net .............................................            --               --              --
     Series C preferred stock, net .............................................            --               --              --
     Exercise of common stock options ..........................................           434               --             434
                                                                                  -------------   --------------   -------------
             Net cash provided by financing activities .........................       103,786               --         103,786
                                                                                  -------------   --------------   -------------
Net increase (decrease) in cash ................................................        65,757               --          65,757
Cash and cash equivalents, beginning of year ...................................         6,896               --           6,896
                                                                                  -------------   --------------   -------------
             Cash and cash equivalents, end of year ............................  $     72,653    $          --    $     72,653
                                                                                  =============   ==============   =============

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The effect of these transactions on the Company's quarterly information for the year ended December 31, 2001 and 2000 is reflected in Note 15.

15.  Quarterly Financial Data (Unaudited)

     Provided below is the selected unaudited quarterly financial data for 2001 and 2000, with the quarters ended September 30, 2000, December 31, 2000, March 31, 2001, June 30, 2001 and September 30, 2001 as restated.

                                                                       Three Months Ended
                                    -----------------------------------------------------------------------------------------
                                     Mar. 31,    Jun. 30,   Sep. 30,   Dec. 31,   Mar. 31,    Jun. 30,     Sep.30,   Dec. 31,
                                       2001        2001       2001       2001       2000        2000        2000       2000
                                    ----------  ---------- ----------  --------   ---------   --------     -------    -------
                                                              (in thousands, except per share data)
                                    Restated    Restated   Restated                                       Restated  Restated
Statement of Operations Data:
Revenue ...........................   $ 7,088     $ 7,514    $ 7,568  $  5,476     $ 8,583    $12,225      $13,421    $14,486
Operating expenses:
Cost of revenue ...................     4,415       3,574      3,133     2,143       5,455      8,024        8,974      8,694
Sales and marketing ...............     4,381       3,696      4,123     3,067       2,908      3,494        4,493      4,524
Research and development ..........     3,664       3,534      4,162     2,714       2,181      3,214        3,387      3,125
General and administrative ........     3,476       3,167      3,515     7,320       4,015      3,436        4,515      4,882
Impairment charges ................        --          --      2,117    25,906          --         --           --         --
                                      -------     -------    -------  --------     -------    -------      -------    -------
Total operating expenses ..........    15,936      13,971     17,050    41,150      14,559     18,168       21,369     21,225
                                      -------     -------    -------  --------     -------    ------       -------    -------
Operating loss ....................    (8,848)     (6,457)    (9,482)  (35,674)     (5,976)    (5,943)      (7,948)    (6,739)
Gain (loss) on Sale of Equipment ..       229          --      (902)       216          --         --           --         --
Other income (expense), net .......        --         545      1,045     3,888          --         --          815        167
Interest income (expense), net ....       951         691        508       655         978      1,439        1,433      1,308
                                      -------     -------    -------  --------     -------    -------      -------    -------
Loss before provision for taxes ...    (7,668)     (5,221)    (8,831)  (30,915)     (4,998)    (4,504)      (5,700)    (5,264)
Provision for income taxes ........        --          --         --         2          --         --           --          2
                                      -------     -------    -------  --------     -------    -------      -------    -------
Net loss ..........................    (7,668)     (5,221)    (8,831)  (30,917)     (4,998)    (4,504)      (5,700)    (5,266)
Cumulative dividends on
   participating Preferred stock ..        --          --         --        --          (2)        --           --         --
                                      -------     -------    -------  --------     -------    -------      -------    -------
Net loss attributed to common
   Stockholders ...................   $(7,668)    $(5,221)   $(8,831) $(30,917)    $(5,000)   $(4,504)     $(5,700)   $(5,266)
                                      =======     =======    =======  -=======     =======    =======      =======    =======
Net loss per share:
   Basic/diluted ..................   $ (0.32)    $ (0.21)   $ (0.35) $  (1.24)    $ (0.30)   $ (0.20)     $ (0.23)   $ (0.24)
                                      =======     =======    =======  ========     =======    =======      =======    =======
Weighted average number of
   common shares outstanding:
   Basic/diluted ..................    23,999      24,476     24,913    24,913      16,584     21,985       24,471     21,985
                                      =======     =======    =======  ========     =======    =======      =======    =======

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following statements provide a reconciliation of the Company's results of operations as previously reported to these restated financial statements, where applicable.

                                                   ----------------------------------------------------
                                                        For the three months ended March 31, 2001
                                                   ----------------------------------------------------
                                                    As Reported        Adjustments          Restated
Service-fee based revenue ..................... $          9,183  $           (2,687)   $        6,496
Commission-based revenue ......................              592                  --               592
                                                   --------------    ----------------     -------------
Total revenue .................................            9,775              (2,687)            7,088
                                                   --------------    ----------------     -------------
Operating expenses
   Cost of revenues ...........................            4,415                  --             4,415
   Sales and marketing ........................            6,304              (1,923)            4,381
   Research and development ...................            3,664                                 3,664
   General and administrative .................            3,664                (188)            3,476
                                                   --------------    ----------------     -------------
            Total Operating expenses ..........           18,047              (2,111)           15,936
                                                   --------------    ----------------     -------------
Operating loss ................................           (8,272)               (576)           (8,848)
Gain on sale of equipment .....................              229                  --               229
   Other income, net ..........................               --                                    --
   Interest income, net .......................              951                  --               951
                                                  --------------    ----------------     -------------
Loss before provision for income taxes ........           (7,092)               (576)           (7,668)
Provision for income taxes ....................               --                  --                --
                                                  --------------    ----------------     -------------
Net loss attributable to common stockholders .. $         (7,092)  $            (576)   $       (7,668)
                                                   ==============    ================     =============
Net loss per share basic and diluted .......... $          (0.30)  $           (0.02)   $        (0.32)
                                                   ==============    ================     =============
Weighted average number of common shares
   outstanding, basic and diluted .............           23,999                                23,999
                                                   ==============                         =============

                                                   ----------------------------------------------------
                                                         For the three months ended June 30, 2001
                                                   ----------------------------------------------------
                                                    As Reported        Adjustments          Restated
Service-fee based revenue ..................... $          7,678     $       (1,499)      $      6,179
Commission-based revenue ......................            1,335                 --              1,335
                                                   --------------    ---------------      -------------
Total revenue .................................            9,013             (1,499)             7,514
                                                   --------------    ---------------      -------------
Operating expenses
   Cost of revenues ...........................            3,574                 --              3,574
   Sales and marketing ........................            4,196               (500)             3,696
   Research and development ...................            3,534                 --              3,534
   General and administrative .................            4,045               (878)             3,167
                                                   --------------    ---------------      -------------
   Total Operating expenses ...................           15,349             (1,378)            13,971
                                                   --------------    ---------------      -------------
Operating loss ................................           (6,336)              (121)            (6,457)
Other income, net .............................               --                545                545
Interest income, net ..........................              691                 --                691
                                                   --------------    ---------------      -------------
Loss before provision for income taxes ........           (5,645)                --             (5,221)
Provision for income taxes ....................               --                 --                 --
                                                   --------------    ---------------      -------------
Net loss attributable to common stockholders .. $         (5,645) $             424    $        (5,221)
                                                   ==============    ===============      =============
Net loss per share basic and diluted .......... $          (0.23) $           (0.02)   $         (0.21)
                                                   ==============    ===============      =============
Weighted average number of common shares
   outstanding, basic and diluted .............           24,476                                24,476
                                                   ==============                         =============

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                   ---------------------------------------------------
                                                     For the three months ended September 30, 2001
                                                   ---------------------------------------------------
                                                    As Reported       Adjustments         Restated
Service-fee based revenue ......................   $       7,253     $         (840)    $       6,413
Commission-based revenue .......................           1,155                 --             1,155
                                                   --------------    ---------------    --------------
Total revenue ..................................           8,408               (840)            7,568
                                                   --------------    ---------------    --------------

Operating expenses
  Cost of revenues .............................           3,133                 --             3,133
  Sales and marketing ..........................           3,928                195             4,123
  Research and development .....................           4,162                 --             4,162
  General and administrative ...................           4,305               (790)            3,515
  Impairment charges ...........................           2,117                  -             2,117
                                                   --------------    ---------------    --------------
  Total Operating expenses .....................          17,645               (595)           17,050
                                                   --------------    ---------------    --------------
Operating loss .................................          (9,237)              (245)           (9,482)
Gain (loss) on sale of equipment ...............            (902)                --              (902)
Other income, net ..............................              --              1,045             1,045
Interest income, net ...........................             508                 --               508
                                                   --------------    ---------------    --------------
Loss before provision for income taxes .........          (9,631)               800            (8,831)
Provision for income taxes .....................              --                 --                --
                                                   --------------    ---------------    --------------
Net loss attributable to common stock holders ..   $      (9,631)    $          800     $      (8,831)
                                                   ==============    ===============    ==============
Net loss per share basic and diluted ...........   $       (0.39)    $         0.04     $       (0.35)
                                                   ==============    ===============    ==============
Weighted average number of common shares
  outstanding, basic and diluted ...............          24,913                               24,913
                                                   ==============                       ==============

                                                   ---------------------------------------------------
                                                     For the three months ended September 30, 2000
                                                   ---------------------------------------------------
                                                    As Reported       Adjustments         Restated

Service-fee based revenue ......................   $      14,394     $       (1,261)    $      13,133
Commission-based revenue .......................             288                 --               288
                                                   --------------    ---------------    --------------
Total revenue ..................................          14,682             (1,261)           13,421
                                                   --------------    ---------------    --------------

Operating expenses
  Cost of revenues .............................           8,974                 --             8,974
  Sales and marketing ..........................           4,593               (100)            4,493
  Research and development .....................           3,387                 --             3,387
  General and administrative ...................           4,515                 --             4,515
                                                   --------------    ---------------    --------------
  Total Operating expenses .....................          21,469               (100)           21,369
                                                   --------------    ---------------    --------------
Operating loss .................................          (6,787)            (1,161)           (7,948)
Gain (loss) on sale of equipment ...............              --                 --                --
Other income, net ..............................              --                815               815
Interest income, net ...........................           1,433                 --             1,433
                                                   --------------    ---------------    --------------
Loss before provision for income taxes .........          (5,354)              (346)           (5,700)
Provision for income taxes .....................              --                 --                --
                                                   --------------    ---------------    --------------
Net loss attributable to common stockholders ...   $      (5,354)    $         (346)    $      (5,700)
                                                   ==============    ===============    ==============
Net loss per share basic and diluted ...........   $       (0.22)    $        (0.01)    $       (0.23)

Weighted average number of common shares
  outstanding, basic and diluted ...............          24,471                               24,471
                                                   ==============                       ==============

                            L90, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                   ----------------------------------------------
                                                    For the three months ended December 31, 2000
                                                   ----------------------------------------------
                                                   As Reported      Adjustments         Restated
Service-fee based revenue .......................  $    16,462      $    (1,976)      $    14,486
Commission-based revenue ........................           --               --                --
                                                   -----------      -----------       -----------
Total revenue ...................................       16,462           (1,976)           14,486
                                                   -----------      -----------       -----------
Operating expenses
   Cost of revenues .............................        8,694               --             8,694
   Sales and marketing ..........................        5,774           (1,250)            4,524
   Research and development .....................        3,125               --             3,125
   General and administrative ...................        5,031             (149)            4,882
                                                   -----------      -----------       -----------
   Total Operating expenses .....................       22,624           (1,399)           21,225
                                                   -----------      -----------       -----------
Operating loss ..................................       (6,162)            (577)           (6,739)
Gain (loss) on sale of equipment ................           --               --                --
Other income, net ...............................           --              167               167
Interest income, net ............................        1,308               --             1,308
                                                   -----------      -----------       -----------
Loss before provision for income taxes ..........       (4,854)            (410)           (5,264)
Provision for income taxes ......................            2               --                 2
                                                   -----------      -----------       -----------
Net loss attributable to common stockholders ....  $    (4,856)     $        --       $    (5,266)
                                                   ===========      ===========       ===========
Net loss per share basic and diluted ............  $     (0.22)     $     (0.02)      $     (0.24)

Weighted average number of common shares
   outstanding, basic and diluted ...............       21,985                             21,985
                                                   ===========                        ===========

                            L90, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16. Subsequent Events

     eUniverse Merger. On January 3, 2002, the Company announced that it entered into an Agreement and Plan of Merger with eUniverse, Inc. and L90 Acquisition Corporation, a wholly-owned direct subsidiary of eUniverse. On March 21, 2002, in light of the uncertainty as to the expected date of the conclusion of the SEC investigation, the Company and eUniverse, Inc. mutually and formally terminated the merger agreement. Accordingly, the contingent cash distribution that was anticipated as part of the merger will not occur. As part of the termination, both companies have executed mutual general releases relating to the merger and the Company reimbursed eUniverse for expenses related to the merger equal to $300,000. Additionally, the Company purchased $800,000 of advertising through the eUniverse Network.


                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                      Reserve
                                                                      Acquired
                                                                        with
                                                     Balance at      Novus List   Charged to
                                                     Beginning       Marketing    Costs and                      Balance at
Description                                          of Period         Asset       Expenses      Deductions     End of Period
-----------                                        -------------    -----------  ------------  -------------   --------------
                                                                                (in thousands)
For the year ended December 31, 2001
  Allowance for doubtful accounts receivable.....    $    2,671     $     600     $    4,763     $  (2,984)     $     5,050
For the year ended December 31, 2000
  Allowance for doubtful accounts receivable.....    $      668     $      --     $    5,366     $  (3,363)     $     2,671
For the year ended December 31, 1999
  Allowance for doubtful accounts receivable.....    $      143     $      --     $      645     $    (120)     $       668

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The table below sets forth certain information regarding the Board of Directors of L90 and its executive officers.

Name                            Age    Position
----                            ---    --------
William M. Apfelbaum            55     Chairman of the Board of Directors and Director
Mitchell Cannold                53     President, Chief Executive Officer and Director
Christopher J. Cardinali        37     Director
Bruce Redditt                   51     Director
Peter Sealey                    61     Director
Joanne Capria                   37     President, L90|Direct
Keith J. Kaplan                 34     President, Sales and Marketing
Kenneth Johnson                 50     Chief Technology Officer
Peter M. Huie                   31     General Counsel and Secretary
Steven Kantor                   38     Vice President of Finance

     William M. Apfelbaum has served as our Chairman of the Board of Directors and a director since September 1998. Mr. Apfelbaum currently serves as Managing Director of Titan Outdoor Advertising. Mr. Apfelbaum served as President and Chief Executive Officer of TDI Worldwide, a wholly-owned subsidiary of CBS, from 1989 to May 2000. Mr. Apfelbaum was also the founder of CBS Plus, which oversees advertising sales across all seven of CBS's media divisions, including their Internet-based properties. Mr. Apfelbaum graduated with a B.A. from New York University. He has guest lectured at the Harvard Business School, the London Business School and New York University's Stern School of Business.

     Mitchell Cannold has served as our President and Chief Executive Officer and a director since March 2002. Prior to joining L90, Mr. Cannold served as EVP and Chief Operating Officer of Space.com, a multimedia company, between August 1999 and July 2001. Between May 1992 and August 1999, Mr. Cannold was President of Sony New Technologies, the corporation's new business development unit, where he was responsible for launching and leading Sony's corporate Internet businesses, including Sony Online Ventures and Sony Online Entertainment and served as founding chair of the global Internet steering committee. Concurrently, Mr. Cannold led Sony's corporate strategic marketing group, Sony Gateway, and Sony's Imax film production and distribution businesses. Mr. Cannold has also held senior management positions at NBC News, CBS News and The Walt Disney Company. Mr. Cannold graduated with a B.A. in Communications from the University of California, Los Angeles.

     Christopher J. Cardinali has served as one of our directors since our inception. Mr. Cardinali was a co-founder of L90 and served as our Senior Vice President of Northwestern Sales until January 2002. Mr. Cardinali served as Secretary of L90 from our inception to February 2001. Between January 1996 and December 1996, Mr. Cardinali worked as an Account Executive at Screaming Media, formerly known as Interactive Connection. Between June 1995 and December 1995, he was a consultant for Halo Interactive. Mr. Cardinali graduated with a

B.A. in Economics and Philosophy from Boston College and also received an M.B.A. from the Anderson School at the University of California, Los Angeles.

     Bruce Redditt has served as one of our directors since September 1999. Mr. Redditt is responsible for business development at Omnicom Group and serves as a principal contact for acquisition candidates, operating companies, strategic partners and clients. Mr. Redditt joined Omnicom in 1998 and has led the company's efforts in developing strategies for sports, event, entertainment and on-line marketing services. Prior to Omnicom, Mr. Redditt was Executive Vice President at Sony Pictures Entertainment and, prior to Sony, he headed corporate communications and brand marketing at GTE Corporation. Bruce Redditt is a graduate of the Florida State University School of Business.

     Peter Sealey has served as one of our directors since August 1999. Dr. Sealey has been a Lecturer and an Adjunct Professor of Marketing at the Haas School of Business at the University of California, Berkeley since 1994. In addition, during this time, Dr. Sealey has served as Chief Executive Officer of the Los Altos Group, Inc., a management consulting group. Dr. Sealey was employed by the Coca-Cola Company for 24 years, where he held a series of senior management positions, including Senior Vice President, Global Marketing. Dr. Sealey serves on the boards of directors of T/R Systems, Inc. Dr. Sealey graduated with a B.S. from the University of Florida, an M.I.A. from Yale University, and an M.A. and a Ph.D. from Claremont Graduate University.

     Joanne Capria has served as our President of L90|Direct since May 2001. Prior to joining L90, Ms. Capria founded Novus List Marketing, LLC, a company specializing in direct marketing services including list management, database management, and alternative media and list rental fulfillment. Ms. Capria served as its President for over 11 years. Prior to founding Novus List Marketing, Ms. Capria served as a Senior Account Director with RMI Direct Marketing between 1987 and 1990, managing the firm's top list marketing clients. Between 1985 and 1987, Ms. Capria was employed in Catalog Merchandise at JC Penney.

     Keith J. Kaplan serves as our President of Sales and Marketing and has been employed by us since October 1999. Between August 1998 and September 1999, Mr. Kaplan served as National Account Manager for Transportation Displays Incorporated. Between April 1995 and August 1998, Mr. Kaplan served as Northeast Division Manager for Paramount Pictures. Between February 1990 to April 1995, he served as National Sales Manager for Cablevision Systems (SportsChannel). Mr. Kaplan graduated with B.A. in Communications from Syracuse University.

     Kenneth D. Johnson serves as our Chief Technology Officer and has been employed by us since January 2001. Between May 2000 and November 2000, Mr. Johnson served as Chief Technology Officer for eHobbies, Inc. Between September 1999 and May 2000, Mr. Johnson served as Vice President of Information Technology for NPO, Inc. Between 1979 and September 1999, Mr. Johnson served as President and Chief Executive Officer of Johnson Associates, an information technology consulting firm.

     Peter M. Huie joined the Company in January 2000 and currently serves as our General Counsel and Secretary. Between 1996 to January 2000, Mr. Huie was an attorney at Paul, Hastings, Janofsky & Walker, LLP. Mr. Huie graduated with a B.B.A., summa cum laude, from Loyola University of Chicago and also received his J.D. from Stanford University.

     Steven Kantor has served as our Vice President of Finance since February 2002. Between February 2001 and December 2001, Mr. Kantor served as the controller of drkoop.com, Inc. Between May 2000 and January 2001, Mr. Kantor served as controller of United Internet Technologies, Inc., and between August 1999 and May 2000, Mr. Kantor served as a Manager for Ernst & Young, LLP. Prior to Ernst & Young, LLP, Mr. Kantor served as Chief Financial Officer of Meghan Matthews, Inc. Mr. Kantor is a Certified Public Accountant. He graduated with a B.S. in Accounting from Arizona State University and also received his Masters of Business Taxation from the University of Southern California, where he was awarded the distinguished honor of the Prentice-Hall, Inc. Tax Service Award.

Compliance With Section 16(a) Of The Securities Exchange Act Of 1934

     Section 16(a) of the Exchange Act requires our executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the Securities and Exchange Commission and any exchange upon which our securities are listed. Executive officers, directors and 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to us by our executive officers, directors and 10% stockholders. We believe that during our fiscal year ended December 31, 2001, all of our executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11       EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information regarding the compensation earned during our fiscal years 1999, 2000 and 2001 by the following named executives: our former Chief Executive Officer and each of our other four most highly compensated executive officers (including former officers) during the fiscal year ended December 31, 2001.


                                                                                                Long Term
                                                                                               Compensation
                                                                                                  Awards
                                                                                                  ------
                                                  Annual Compensation                            Shares
                                                  -------------------       Other Annual        Underlying        All Other
    Name and Principal Position        Year       Salary        Bonus      Compensation(1)       Options         Compensation
    ---------------------------        ----       ------        -----      ---------------      ----------       ------------
John C. Bohan ......................   2001      $372,500      $26,012             --                 --               --
    Former President and Chief         2000       250,000      100,000        $ 62,364                --               --
    Executive Officer                  1999        58,000          --          204,649                --               --

Thomas A. Sebastian ................   2001      $190,000     $167,777             --                 --               --
    Former Senior Vice President,      2000       180,000      125,833             --              85,000              --
    Chief Financial Officer and        1999        85,000          --              --             166,666              --
    Assistant Secretary

Mark D. Roah .......................   2001      $200,000      $10,970        $ 25,947                --          $  3,920(2)
    Former Senior Vice President                                                                                  $584,879(5)
    of  Business Development           2000       100,000      112,059        $164,460            105,000(3)      $  5,250(2)
                                       1999        39,792          --           11,985            133,333(4)      $  4,800(2)

Keith J. Kaplan ....................   2001      $210,417     $138,417             --                 --          $  6,531(2)
     President,  Sales and             2000       187,781      182,522        $  3,194            238,333(3)      $  5,250(2)
     Marketing                         1999        47,788          --              --              40,000              --

Kenneth Johnson ....................   2001      $279,615      $17,597        $ 24,518            160,000              --
     Chief Technology Officer

-----------------------------
     (1) The amounts listed in "Other Annual Compensation" are comprised solely of sales commissions. In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include medical, group life insurance or other benefits received by the named executives that are available generally to all of our salaried employees and perquisites and other personal benefits received by the named executives that do not exceed the lesser of $50,000 or 10% of the named executive's salary and bonus disclosed in this table.

     (2)  This amount represents a vehicle allowance.

     (3) Forty thousand of these shares underlie an option granted by John C. Bohan to the option holder. The option and the shares underlying the option may be deemed compensation received by the option holder for services rendered to our company. These option grants were terminated in 2001.

     (4) These shares are held by John C. Bohan pursuant to a title holding agreement between Mr. Roah and Mr. Bohan. The shares may be deemed compensation received by the option holder for services rendered to our company.

     (5) This amount represents the forgiveness of certain debt owed by the individual to our company, plus an amount of cash necessary to tax protect such individual with respect to such debt forgiveness.

Option Grants in Last Fiscal Year

     The following table sets forth information concerning stock options that we granted to our named executives during our fiscal year ending December 31, 2001. We have not granted any stock appreciation rights.

                                                                                        Potential Realizable Value
                                                                                       at Assumed Annual Rates of
                                                                                         Stock Price Appreciation
                                                    Individual Grants                       for Option Term(1)
----------------------------------  -------------------------------------------------  -----------------------------
                                    Number of   Percentage of
                                    Securities  Total Options
                                    Underlying    Granted to      Exercise
                                     Options      Employees        Price    Expiration
 Name                                Granted       in 2001      (per share)    Date
----------------------------------  ----------  --------------  -----------  --------  -----------------------------
                                                                                              5%           10%
----------------------------------  ----------  --------------  -----------  --------  -------------  --------------
John C. Bohan ....................      --            --            --           --           --            --
Thomas A. Sebastian ..............      --            --            --           --           --            --
Mark D. Roah .....................      --            --            --           --           --            --
Keith J. Kaplan ..................      --            --            --           --           --            --
Kenneth Johnson ..................   160,000         16.3%        $3.438     2/20/2011     $345,942      $876,686

     (1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted based upon the fair market value on the date of grant. These assumptions are not intended to forecast future appreciation of our stock price. The amounts reflected in the table may not be achieved.

Aggregate Options Exercised in Last Fiscal Year and Fiscal Year End Option
Values

     The following table sets forth information concerning options that our named executives exercised during our fiscal year ending December 31, 2001 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2001. The table also reports values for "in-the-money" options that represent the positive spread between the exercise prices of outstanding options and $1.55, the last reported sale price of our common stock in 2001. We have never issued stock appreciation rights.

L90, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                    Number of Securities
                                                                   Underlying Unexercised         Value of Unexercised
                                   Number of                             Options at              In-the-Money Options at
                                    Shares                            December 31, 2001             December 31, 2001
                                  Acquired on      Value        ----------------------------  ----------------------------
Name                               Exercise      Realized       Exercisable    Unexercisable  Exercisable    Unexercisable
-----                             -----------    --------       -----------    -------------  -----------    -------------
John C. Bohan ...............         --            --               --             --            --             --
Thomas A. Sebastian .........         --            --            141,665        110,002          --             --
Mark D. Roah ................         --            --             19,166         45,834          --             --
Keith J. Kaplan .............         --            --            110,831        127,502          --             --
Kenneth Johnson .............         --            --               --          160,000          --             --

     Directors. Our directors do not receive cash compensation for their services. Non-employee directors are reimbursed for reasonable expenses incurred in connection with serving as a director. Dr. Sealey received stock options during the calendar year 2001 to purchase up to 20,000 shares of the Company's common stock at an exercise price per share of $2.35. Mr. Redditt received stock options during the calendar year 2001 to purchase up to 50,000 shares of the Company's common stock at an exercise price per share of $2.38.

     Compensation Committee Interlocks and Insider Participation. Our compensation committee currently consists of Mr. Apfelbaum and Dr. Sealey. No member of the compensation committee has served as one of our officers or employees at any time. None of our executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board of Directors or compensation committee. Dr. Sealey serves as a Chief Executive Officer of Los Altos Group, Inc., a management consulting company with which we have engaged in March 2002 to provide management consulting services on a month to month basis at a rate of $16,000 per month.

     Employment Agreements. In September 1999, we entered into at-will employment agreements with each of Mr. Bohan, Sebastian and Roah. Under these agreements, their annual base salaries for the year ended December 31, 2001 were $372,500, $190,000 and $200,000, respectively. In addition, these agreements provide for sales commissions for Mr. Bohan and Roah in accordance with our then current policy. These agreements provide for customary benefits and for the ongoing payment to each of these employees of their base salaries for the balance of the initial term or any successive term if he is terminated without cause. Mr. Roah resigned as an employee of the Company on January 3, 2002. Mr. Bohan resigned as President and Chief Executive Officer of the Company on March 8, 2002. In November 1999, we entered into an arrangement with Mr. Sebastian governing the vesting of stock options and restricted stock grants upon a termination of his employment following a change in control. Mr. Sebastian resigned as Chief Financial Officer of the Company on March 19, 2002. On October 31, 2001, we entered into an agreement with Kenneth Johnson that provides for payment to Mr. Johnson of $200,000 in the event of his termination without cause. In March 2002, we entered into an at-will employment agreement with Mr. Cannold. Under this agreement, his annual base salary for the year ending December 31, 2002 is $480,000. In addition, this agreement provides for a bonus to be paid to Mr. Cannold upon the achievement of certain operating goals. The agreement also provides for customary benefits and for the ongoing payment to Mr. Cannold of his base salary for a term of one year if he is terminated without cause or if he terminates his employment for "good reason" following a change of control.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of our Common Stock as of May 9, 2002 for each of the following persons:

     . each person or entity who we know to beneficially own 5% or more of the our outstanding Common Stock,

     .    each of our named executive officers,

     .    each person who is currently a director, and

     .    all of our directors and named executive officers as a group.

     Unless otherwise indicated, the address of each beneficial owner listed below is c/o L90, Inc., 4499 Glencoe Avenue, Marina Del Rey, California 90292.

     The percentage of beneficial ownership is based on 24,996,921 shares of our Common Stock outstanding as of May 9, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of May 9, 2002 are deemed outstanding. However, such shares are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table and under applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

                                                                                   Shares Beneficially Owned
                                                                                       as of May 9, 2002
                                                                                       -----------------
Named Executive Officers, Directors and 5% Holders:                                Number         Percentage
--------------------------------------------------                                 ------         ----------
John C. Bohan ..................................................................   5,596,972          22.4%
William M. Apfelbaum ...........................................................   2,379,681          9.5
MillenCo, L.P. (1) .............................................................   1,472,925          5.9
Christopher J. Cardinali (2) ...................................................     485,332          1.9
Mark D. Roah ...................................................................     463,682          1.9
Keith J. Kaplan (3) ............................................................     165,498            *
Thomas A. Sebastian (4) ........................................................     151,665            *
Peter Sealey (5) ...............................................................      95,000            *
Bruce Redditt (6) ..............................................................      30,000            *
Kenneth Johnson (7) ............................................................      53,333            *
All directors and named executive officers as a group (9 persons) ..............   9,421,163         37.0

--------------------------

     *    Represents less than 1%.

     (1) This information is derived from a Schedule 13D dated April 2, 2002, filed with the Securities and Exchange Commission by MillenCo, L.P. MillenCo, L.P. has sole dispositive and sole voting power with respect to all 1,472,925 of the shares. MillenCo, L.P.'s address is 666 Fifth Avenue, New York, New York 10103.

     (2) Reflects 15,000 shares issuable upon exercise of stock options at a price of $9.50 per share and 3,334 shares issuable upon exercise of stock options at a price of $6.56 per share, all of which are presently exercisable or will become exercisable within 60 days from May 9, 2002.

     (3) Reflects 38,333 shares issuable upon exercise of stock options at a price of $15.00 per share, 25,000 shares issuable upon exercise of stock options at a price of $9.50 per share, 3,333 shares issuable upon exercise of stock options at a price of $6.56 per share, 16,666 shares issuable upon exercise of stock options at a price of $4.81 per share, 26,666 shares issuable upon exercise of stock options at a price of $3.53 per share and 15,000 shares issuable upon exercise of stock options at a price of $3.50 per share, all of which are presently exercisable or will become exercisable within 60 days from May 9, 2002.

     (4) Reflects 1,666 shares issuable upon exercise of stock options at a price of $6.56 per share, 16,666 shares issuable upon exercise of stock options at a price of $4.81 per share, 108,333 shares issuable upon exercise of stock options at a price of $3.53 per share and 15,000 shares issuable upon exercise of stock options at a price of $3.50 per share, all of which are presently exercisable or will become exercisable within 60 days from May 9, 2002.

     (5) Reflects 13,333 shares issuable upon exercise of stock options at a price of $15.00 per share, 35,000 shares issuable upon exercise of stock options at a price of $4.81 per share and 20,000 shares issuable upon exercise of stock options at a price of $2.35 per share, all of which are presently exercisable or will become exercisable within 60 days from May 9,

          2002.

     (6) Reflects 25,000 shares issuable upon exercise of stock options at a price of $2.38 per share, all of which are presently exercisable or will become exercisable within 60 days from May 9, 2002.

     (7) Reflects 53,333 shares issuable upon exercise of stock options at a price of $3.44 per share, all of which are presently exercisable or will become exercisable within 60 days from May 9, 2002.


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (c)  Indebtedness of Management

     In 2000, we loaned to Mark Roah, a former director, and Christopher J. Cardinali, a current director, a total of approximately $1.48 million in connection with the exercise of options and associated tax liabilities. The loans bear interest at a rate of 5% per annum. In October 2001, we forgave approximately $508,000 in principal of these loans and paid approximately $656,000 to tax protect such individuals in connection with the forgiveness of debt. Mr. Roah and Mr. Cardinali also paid to us approximately $852,000 in partial repayment of such loans.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed As Part of This Report:

          (1)  Index to Financial Statements
               -----------------------------

          The financial statements required by this item are included in Part II, Item 8 of this Report.

          (2)  Financial Statement Schedules
               -----------------------------

          The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report.

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (b) Reports on Form 8-K.

          (1) We filed a Current Report on Form 8-K, Item 5, with the SEC on January 3, 2002.

          (2) We filed a Current Report on Form 8-K, Item 5, with the SEC on February 4, 2002.

          (3) We filed a Current Report on Form 8-K, Item 5, with the SEC on March 6, 2002.

          (4) We filed a Current Report on Form 8-K, Item 5, with the SEC on March 13, 2002.

          (5) We filed a Current Report on Form 8-K, Item 5, with the SEC on March 21, 2002.

          (6) We filed a Current Report on Form 8-K, Item 5, with the SEC on April 15, 2002.

          (7) We filed a Current Report on Form 8-K, Item 5, with the SEC on April 22, 2002

          (8) We filed a Current Report on Form 8-K, Item 5, with the SEC on May 7, 2002

(c)  Exhibits.

Exhibit
-------
Number       Description
------       -----------
2.1*         Agreement of Merger dated September 15, 1999.
3.1**        Amended and Restated Certificate of Incorporation.
3.2*         Amended and Restated Bylaws.
4.1          See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of
             Incorporation and Bylaws of the Registrant defining the rights of holders of Common
             Stock of the Registrant.
4.2*         Stock Purchase and Stockholders Agreement dated September 14, 1998.
4.3*         Registration Agreement dated August 6, 1999 (as amended).
4.4*         Series C Registration Agreement dated September 22, 1999.
4.5***       Registration Rights Agreement dated July 24, 2000.
4.6****      Registration Agreement dated May 14, 2001
10.1*        1999 Stock Incentive Plan.
10.2**       Form of Incentive Stock Option Agreement.
10.3**       Form of Non-Statutory Stock Option Agreement.
10.4*        Warrant No. PP-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P.
10.5*        Warrant No. PP-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P.
10.6*        Warrant No. IPO-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P.
10.7*        Warrant No. IPO-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P.
10.8*        Form of Indemnification Agreement entered into between the Registrant and each of directors and executive officers.
10.9*        Employment Agreement entered into between the Registrant and John C. Bohan.
10.10*       Employment Agreement entered into between the Registrant and Christopher J. Cardinali.
10.11*       Employment Agreement entered into between the Registrant and Mark D. Roah (as amended).
10.12*       Employment Agreement entered into between the Registrant and Thomas A. Sebastian.
10.13*       Severance Agreement entered into between the Registrant and Thomas A. Sebastian.
10.14+       Agreement and Plan of Merger dated July 7, 2000 among L90, WM Acquisition Corp.,
             webMillion.com, Inc., Anthony Hauser and Kenneth Adcock.
10.15++      Office Lease dated October 25, 2000 between Registrant and Spieker Properties, L.P.
10.16++      Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty
             LLC.
10.17++      Sub-Sublease Agreement dated February 28, 2000 between Registrant and Cravens &
             Company, Inc.
10.18+++     Asset Purchase Agreement dated October 2, 2001 between Registrant and DoubleClick, Inc.
10.19+++     DoubleClick Master Services Agreement dated October 2, 2001 between Registrant and
             DoubleClick, Inc.
10.20+++     Dart Service Attachment for Publishers dated October 2, 2001 between Registrant and
             DoubleClick, Inc.
10.21++++    Agreement and Plan of Merger dated January 2, 2002 by and among the Registrant,
             eUniverse, Inc. and L90 Acquisition Corporation.
10.22        Employment Agreement entered into between the Registrant and Mitchell Cannold.
10.23        Consulting Agreement with Los Altos Group, Inc.
10.24        Letter Agreement dated October 31, 2001 by and between Registrant and Kenneth Johnson.
21.1+        Subsidiaries.
23.1         Consent of Arthur Andersen LLP.
99.1         Letter by Registrant to the SEC regarding Arthur Andersen LLP

* Previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference.

** Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on March 24, 2000, which is incorporated herein by reference.

*** Previously filed as an exhibit to the Registrant's S-3 Registration Statement filed with the Commission on May 22, 2001, which is incorporated herein by reference.

**** Previously filed as an exhibit to the Registrant's S-3 Registration Statement filed with the Commission on October 17, 2001, which is incorporated herein by reference.

+ Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2000, which is incorporated herein by reference.

++ Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2001, which is incorporated herein by reference.

+++ Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2001, which is incorporated herein by reference.

++++ Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on January 3, 2001, which is incorporated herein by reference.

+ Previously filed as an exhibit to the Registrant's Post-Effective Amendment No. 1 to S-1 Registration Statement filed with the Commission on July 28, 2000, which is incorporated herein by reference.

(d)  Financial Statement Schedules.

          Schedule II Valuation and Qualifying Accounts (see page S-1).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        L90, INC.,
                                        a Delaware corporation

Date:  May 16, 2002                     By:  /s/ MITCHELL CANNOLD
                                           -------------------------------------
                                                     Mitchell Cannold
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 Name                                    Capacity                          Date
                 ----                                    --------                          ----
        /s/ Mitchell Cannold                       Director, President and             May  16, 2002
----------------------------------------           Chief Executive Officer
            Mitchell Cannold                     (Principal Executive Officer)


         /s/ Steven M. Kantor                      Vice President, Finance             May  16, 2002
----------------------------------------      (Principal Financial Officer and
             Steven M. Kantor                    Principal Accounting Officer)

     /s/ William M. Apfelbaum                 Chairman of the Board of Directors       May  16, 2002
----------------------------------------
         William M. Apfelbaum

   /s/ Christopher J. Cardinali                           Director                     May  16, 2002
----------------------------------------
       Christopher J. Cardinali

       /s/ G. Bruce Reditt                                Director                     May  16, 2002
----------------------------------------
           G. Bruce Redditt

         /s/ Peter Sealey                                 Director                     May  16, 2002
----------------------------------------
             Peter Sealey


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

4.2*         Stock Purchase and Stockholders Agreement dated September 14, 1998.
4.3*         Registration Agreement dated August 6, 1999 (as amended).
4.4*         Series C Registration Agreement dated September 22, 1999.
4.5***       Registration Rights Agreement dated July 24, 2000.
4.6****      Registration Agreement dated May 14, 2001
10.1*        1999 Stock Incentive Plan.
10.2**       Form of Incentive Stock Option Agreement.
10.3**       Form of Non-Statutory Stock Option Agreement.
10.4*        Warrant No. PP-99-1 dated June 7, 1999 issued to The Roman Arch
             Fund L.P.
10.5*        Warrant No. PP-99-2 dated June 7, 1999 issued to The Roman Arch
             Fund II L.P.
10.6*        Warrant No. IPO-99-1 dated June 7, 1999 issued to The Roman Arch
             Fund L.P.
10.7*        Warrant No. IPO-99-2 dated June 7, 1999 issued to The Roman Arch
             Fund II L.P.
10.8*        Form of Indemnification Agreement entered into between the
             Registrant and each of directors and executive officers.
10.9*        Employment Agreement entered into between the Registrant and John
             C. Bohan.
10.10*       Employment Agreement entered into between the Registrant and
             Christopher J. Cardinali.
10.11*       Employment Agreement entered into between the Registrant and Mark
             D. Roah (as amended).
10.12*       Employment Agreement entered into between the Registrant and
             Thomas A. Sebastian.
10.13*       Severance Agreement entered into between the Registrant and
             Thomas A. Sebastian.
10.14+       Agreement and Plan of Merger dated July 7, 2000 among L90, WM
             Acquisition Corp., webMillion.com, Inc., Anthony Hauser and
             Kenneth Adcock.
10.15++      Office Lease dated October 25, 2000 between Registrant and
             Spieker Properties, L.P.
10.16++      Agreement of Lease dated April 13, 1999 between Registrant and
             New Green 50W23 Realty LLC.
10.17++      Sub-Sublease Agreement dated February 28, 2000 between Registrant and Cravens & Company, Inc.
10.18+++     Asset Purchase Agreement dated October 2, 2001 between Registrant and DoubleClick, Inc.
10.19+++     DoubleClick Master Services Agreement dated October 2, 2001 between Registrant and DoubleClick, Inc.
10.20+++     Dart Service Attachment for Publishers dated October 2, 2001 between Registrant and DoubleClick, Inc.
10.21++++    Agreement and Plan of Merger dated January 2, 2002 by and among the Registrant, eUniverse, Inc. and L90 Acquisition Corporation.
10.22        Employment Agreement entered into between the Registrant and
             Mitchell Cannold.
10.23        Consulting Agreement with Los Altos Group, Inc.
10.24        Letter Agreement dated October 31, 2001 by and between Registrant and Kenneth Johnson.
21.1+        Subsidiaries.
23.1         Consent of Arthur Andersen LLP.
99.1         Letter by Registrant to the SEC regarding Arthur Andersen LLP

* Previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference.

** Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on March 24, 2000, which is incorporated herein by reference.

*** Previously filed as an exhibit to the Registrant's S-3 Registration Statement filed with the Commission on May 22, 2001, which is incorporated herein by reference.

**** Previously filed as an exhibit to the Registrant's S-3 Registration Statement filed with the Commission on October 17, 2001, which is incorporated herein by reference.

+ Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2000, which is incorporated herein by reference.

++ Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2001, which is incorporated herein by reference.

+++ Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2001, which is incorporated herein by reference.

++++ Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on January 3, 2001, which is incorporated herein by reference.

+ Previously filed as an exhibit to the Registrant's Post-Effective Amendment No. 1 to S-1 Registration Statement filed with the Commission on July 28, 2000, which is incorporated herein by reference.