Form 10-Q
period 2002-03-31
L90 INC
filed 2002-05-20
CIK 1095158

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

     ---------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

As of May 16, 2002, L90, Inc. had 24,996,944 shares of its Common Stock, $.001 par value per share, outstanding.

================================================================================

                                    L90, INC.

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
Part I

         Item 1.  Condensed Consolidated Financial Statements .....................      2

                       Consolidated Balance Sheets ................................      2

                       Consolidated Statements of Operations ......................      3

                       Consolidated Statements of Stockholders' Equity ............      4

                       Consolidated Statements of Cash Flows ......................      5

                       Notes to Consolidated Financial Statements .................      6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations ..................................     16

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk .......     30


Part II

         Item 1.  Legal Proceedings ...............................................     31
                                                                                        --
         Item 4.  Changes in Securities and Use of Proceeds .......................     32
                                                                                        --
         Item 6.  Exhibits and Reports on Form 8-K ................................     32
                                                                                        --

Signatures ........................................................................     34
                                                                                        --

Exhibit Index .....................................................................     35
                                                                                        --

                                     PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            L90, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      March 31,      December 31,
                                                                                         2002            2001
                                                                                    -------------    -------------
                                      ASSETS                                         (Unaudited)
                                      ------
Current Assets:
     Cash and cash equivalents ..................................................   $      53,758    $      63,831
     Accounts receivable, net of allowance of $5,422 and $5,050 at March 31,
       2002 and December 31, 2001, respectively .................................          10,642           13,560
     Notes receivable from officers .............................................             192              508
     Prepaid expenses and current assets ........................................           4,445              968
                                                                                    -------------    -------------
             Total current assets ...............................................          69,037           78,867
                                                                                    -------------    -------------
     Property and equipment:
         Equipment ..............................................................           5,038            5,358
         Furniture and fixtures .................................................             760              766
         Leasehold improvements .................................................             281              281
                                                                                    -------------    -------------
                                                                                            6,079            6,405
         Less--Accumulated depreciation and amortization ........................          (4,069)          (3,655)
                                                                                    -------------    -------------
     Property and equipment, net ................................................           2,010            2,750
     Restricted cash ............................................................           1,410            1,410
     Goodwill ...................................................................           5,964            5,964
     Other assets ...............................................................             250              402
                                                                                    -------------    -------------
             Total assets .......................................................   $      78,671    $      89,393
                                                                                    =============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current Liabilities:
     Accounts payable ...........................................................   $      11,641    $      16,780
     Accrued expenses ...........................................................           6,667            4,762
     Current portion of note payable ............................................             750              750
     Current portion of long-term capital lease obligations .....................             133              211
     Current portion of ad fees credit ..........................................           2,583            2,583
     Deferred revenues ..........................................................             526              449
                                                                                    -------------    -------------
             Total current liabilities ..........................................          22,300           25,535
     Ad fees credit, net of current portion .....................................              34              702
     Long-term capital lease obligations, net of current portion ................              24               28
                                                                                    -------------    -------------
             Total liabilities ..................................................          22,358           26,265
                                                                                    -------------    -------------
Stockholders' Equity:
     Common stock, $0.001 par value, 53,333,333 shares authorized,
       24,996,944 and 24,913,058 shares issued and outstanding at March
       31, 2002 and December 31, 2001, respectively .............................              25               25
     Additional paid-in capital .................................................         145,178          145,074
     Notes receivable for common stock ..........................................             (25)             (25)
     Retained deficit ...........................................................         (88,865)         (81,946)
                                                                                    -------------    -------------
             Total stockholders' equity .........................................          56,313           63,128
                                                                                    -------------    -------------
             Total liabilities and stockholders' equity .........................   $      78,671    $      89,393
                                                                                    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2002            2001
                                                                  ------------    ------------
                                                                                   (Restated)
Revenue:
     Service fee-based revenue ..............................     $      1,657    $      6,496
     Commission-based revenue ...............................            1,958             592
                                                                  ------------    ------------
         Total revenue ......................................            3,615           7,088
                                                                  ------------    ------------

Operating expenses:
     Cost of service fee and other revenue ..................            1,186           4,415
     Sales and marketing ....................................            3,116           4,381
     Research and development ...............................               --           3,664
     General and administrative .............................            6,524           3,476
                                                                  ------------    ------------
         Total operating expenses ...........................           10,826          15,936
                                                                  ------------    ------------
Operating loss ..............................................           (7,211)         (8,848)
Gain on sale of equipment ...................................                6             229
Other income, net ...........................................               10              --
Interest income, net ........................................              276             951
                                                                  ------------    ------------
Loss before provision for income taxes ......................           (6,919)         (7,668)
Provision for income taxes ..................................               --              --
                                                                  ------------    ------------

Net loss ....................................................     $     (6,919)   $     (7,668)
                                                                  ============    ============
Net loss per share attributable to common stockholders:
     Basic/Diluted ..........................................     $      (0.28)   $      (0.32)
                                                                  ============    ============
Weighted average number of common shares outstanding:
     Basic/Diluted ..........................................           24,992          23,999
                                                                  ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)


                                                    Common Stock                            Notes
                                                    ------------                          Receivable      Retained
                                                                       Additional Paid-   for Common      Earnings
                                                  Shares     Amount       In Capital        Stock         (Deficit)       Total
                                                 --------   --------  ------------------ ------------    ------------   ---------
BALANCE at December 31, 2000 (Restated)           23,999    $    24       $  142,846       $   (25)      $  (29,309)    $ 113,536
Net loss ...................................          --         --               --            --          (52,637)      (52,637)
Issuance of common stock for options .......          --         --                1            --               --             1
Issuance of common stock for purchase
   of Novus List Marketing, LLC ............         914          1            2,227            --               --         2,228
                                                --------    -------       ----------       -------       ----------     ---------

BALANCE at December 31, 2001                      24,913    $    25       $  145,074       $   (25)      $  (81,946)    $  63,128
Net loss ...................................          --         --               --            --           (6,919)       (6,919)
Issuance of common stock ...................          84         --              104            --               --           104
                                                --------    -------       ----------       -------       ----------     ---------

BALANCE at March 31, 2002 ..................      24,997    $    25       $  145,178       $   (25)      $  (88,865)    $  56,313
                                                ========    =======       ==========       =======       ==========     =========


        The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                             Three Months Ended March 31,
                                                                                         ------------------------------------
                                                                                             2002                    2001
                                                                                         ------------            ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:                                                                         (Restated)
       Net loss .....................................................................    $     (6,919)           $     (7,668)
    Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and amortization ...............................................             528                   1,593
        Gain on disposal of assets ..................................................               6                    (229)
        Change in allowance for doubtful accounts receivable ........................             372                    (319)
        Changes in assets and liabilities:
               Decrease in accounts receivable ......................................           2,546                   2,528
               (Increase) decrease in prepaid expenses and other assets .............          (3,385)                    403
               Decrease in accounts payable .........................................          (5,139)                   (367)
               Increase (decrease) in accrued expenses ..............................           1,907                    (723)
               Increase in deferred revenues ........................................              77                     926
               Decrease in ad fees credit ...........................................            (668)                     --
                                                                                         ------------            ------------
                     Net cash used in operating activities ..........................         (10,675)                 (3,856)
                                                                                         ------------            ------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment ..........................................             (11)                   (967)
        Proceeds from sale of assets ................................................             277                   1,231
                                                                                         ------------            ------------
                     Net cash provided by investing activities ......................             266                     264
                                                                                         ------------            ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
        Net payments under capital lease obligations ................................             (84)                   (240)
        Repayment of notes receivable from officers .................................             316                      --
        Exercise of common stock options ............................................             104                       1
                                                                                         ------------            ------------
                     Net cash provided by (used in) financing activities ............             336                    (239)
                                                                                         ------------            ------------
    Net decrease in cash ............................................................         (10,073)                 (3,831)
    Cash and cash equivalents, beginning of period ..................................          63,831                  72,653
                                                                                         ------------            ------------
    Cash and cash equivalents, end of period ........................................    $     53,758            $     68,822
                                                                                         ============            ============
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest ....................................................................    $          5            $         62
                                                                                         ============            ============
        Income taxes ................................................................    $          2            $          1
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

     b.   Current Vulnerability Due to Certain Concentrations

     The Company sells advertising space to its customers. For the three months ended March 31, 2002 one advertising customer accounted for approximately 10 percent of revenue. For the three months ended March 31, 2001 no advertising customer comprised more than 10 percent of revenue.

     The Company purchases advertising space from its Web site partners. For the three months ended March 31, 2002, one Web partner hosted approimately 10% of total revenue. For the three months ended March 31, 2001, no Web site partner hosted greater than 10 percent of total revenue. The loss of the largest Web site partners could have an adverse effect on the Company's operations.

     c.   Cash and Cash Equivalents

     For purposes of the balance sheets and statements of cash flows, cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less. The Company maintained its cash balances in six financial institutions during 2002 and 2001. The cash balances in each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2002 and December 31, 2001, the Company's uninsured cash balances totaled approximately $53.7 million and $63.7 million, respectively.

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

     h.   Deferred Revenue

     Deferred revenue primarily represents prepaid advertising campaign revenue to be recognized over the period of the campaign subsequent to the respective period-end. This revenue will be recognized ratably over the term of the advertising campaign, which usually ranges from one to twelve months. The Company offers its analytical technology to a limited number of clients on an annual licensing basis. Contract fees are recorded through twelve-month licensing agreements which are billed annually. The revenue is amortized over a twelve month period.

     i.   Research and Development Expenses

     In 2001, Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of the Company's adMonitor technology. Software development costs are required to be capitalized when a product's technological feasibility has been achieved. To date, all research and development costs have been expensed to operations as incurred. The Company has not incurred research and development expense in 2002. In October 2001, the Company sold its adMonitor technology and as a result of such sale, the Company will not incur future research and development expenses associated with the adMonitor technology.

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

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Identifiable intangible assets deemed to have a finite life will continue to be amortized over their useful lives. Goodwill and identifiable intangible assets deemed to have an indefinite life "beyond a foreseeable horizon" will not be amortized. For goodwill and intangible assets with indefinite lives, an impairment test will be performed annually which requires an impairment to be recorded if the carrying amount of the intangible and tangible assets of a reporting unit are in excess of their fair value. Management adopted SFAS No. 142 on January 1, 2002, and based upon current levels of goodwill, the elimination of amortization of goodwill resulted in a decrease in expense of approximately $308,000 on an annualized basis. The Company is permitted six months from the adoption date to complete a preliminary review of goodwill for impairment and will record any necesary adjustments in fiscal 2002.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the fundamental provisions of existing GAAP with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expand the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's results of operations or financial condition.

     o.   Principles of Consolidation

     The Company's condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     p.   Reclassifications

     Certain reclassification were made to previously reported amounts in the accompanying consolidated financial statements and the related notes to make them consistent with the current presentation format of the Company.

3.        Restatement of Financials.

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

     The following statements provide a reconciliation of the Company's previously reported unaudited balance sheet and statements of operations and cash flows for the three months ended March 31, 2001 with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

     For the three months ended March 31, 2001, these adjustments reflect a decrease in revenue of $2.7 million, a $1.9 million reduction of sales and marketing expense and a $188,000 reduction to general and administrative expenses.

                                      March 31, 2001                                                Unaudited
                                Consolidated Balance Sheet                               (In thousands, except share data)
                                                                                     ----------------------------------------
                                                                                      As Reported   Adjustments    Restated
                                                                                     ----------------------------------------
                                       ASSETS
                                       ------
Current Assets:
    Cash and cash equivalents....................................................      $  68,823     $      --    $  68,823
    Accounts receivable, net of allowance of $2,352 at March 31, 2001............         12,331        (1,352)      10,979
    Notes receivable from officers...............................................          1,480            --        1,480
    Prepaid expenses and current assets..........................................          2,148            --        2,148
                                                                                       ---------     ---------    ---------
           Total current assets..................................................         84,782        (1,352)      83,430
                                                                                       ---------     ---------    ---------
    Property and equipment:
       Equipment.................................................................         15,416            --       15,416
       Furniture and fixtures....................................................            687            --          687
       Leasehold improvements....................................................            296            --          296
                                                                                       ---------     ---------    ---------
                                                                                          16,399            --       16,399
       Less--Accumulated depreciation and amortization...........................         (5,197)           --       (5,197)
                                                                                       ---------     ---------    ---------
    Property and equipment, net..................................................         11,202            --       11,202
    Restricted cash..............................................................          2,618            --        2,618
    Goodwill, net of accumulated amortization of $666 at March 31, 2001..........         19,320            --       19,320
    Investment in Zondigo........................................................          1,950            --        1,950
                                                                                       ---------     ---------    ---------
           Total assets..........................................................      $ 119,872     $  (1,352)   $ 118,520
                                                                                       =========     =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current Liabilities:
    Accounts payable.............................................................      $   7,275     $      --    $   7,275
    Accrued expenses.............................................................          2,090            --        2,090
    Current portion of note payable..............................................            496            --          496
    Current portion of long-term capital lease obligations.......................            386            --          386
    Deferred revenues............................................................          1,871            --        1,871
                                                                                       ---------     ---------    ---------
           Total current liabilities.............................................         12,118            --       12,118
    Note payable, net of current portion.........................................            397            --          397
    Long-term capital lease obligations, net of current portion..................            155            --          155
                                                                                       ---------     ---------    ---------
           Total liabilities.....................................................         12,670            --       12,670
                                                                                       ---------     ---------    ---------
Stockholders' Equity:
       Common stock, $0.001 par value, 53,333,333 shares authorized, 23,998,409
         shares issued and outstanding at March 31, 2001.........................             24            --           24
    Additional paid-in capital...................................................        142,847            --      142,847
    Notes receivable for common stock............................................            (25)           --          (25)
    Retained deficit.............................................................        (35,644)       (1,352)     (36,996)
                                                                                       ---------     ---------    ---------
           Total stockholders' equity............................................        107,202        (1,352)     105,850
                                                                                       ---------     ---------    ---------
           Total liabilities and stockholders' equity............................      $ 119,872     $  (1,352)   $ 118,520
                                                                                       =========     =========    =========

                                                                                   Unaudited
                                                                     (In thousands, except per share data)
                                                              ----------------------------------------------------
                                                                   For the three months ended March 31, 2001
                                                              ----------------------------------------------------
                                                               As Reported        Adjustments          Restated
Service-fee based revenue ................................    $        9,183   $         (2,687)     $       6,496
Commission-based revenue .................................               592                 --                592
                                                              --------------   ----------------      -------------
Total revenue ............................................             9,775             (2,687)             7,088
                                                              --------------   ----------------      -------------

Operating expenses
     Cost of revenues ....................................             4,415                 --              4,415
     Sales and marketing .................................             6,304             (1,923)             4,381
     Research and development ............................             3,664                 --              3,664
     General and administrative ..........................             3,664               (188)             3,476
                                                              --------------   ----------------      -------------
Total Operating expenses .................................            18,047             (2,111)            15,936
                                                              --------------   ----------------      -------------
Operating loss ...........................................            (8,272)              (576)            (8,848)
Gain on sale of equipment ................................               229                 --                229
Interest income, net .....................................               951                 --                951
                                                              --------------   ----------------      -------------
Loss before provision for income taxes ...................            (7,092)              (576)            (7,668)
Provision for income taxes ...............................                --                 --                 --
                                                              --------------   ----------------      -------------
 Net loss attributable to common stock holders                $       (7,092)  $           (576)     $      (7,668)
                                                              ==============   ================      =============
       Net loss per share basic and diluted                   $        (0.30)  $          (0.02)     $       (0.32)
                                                              ==============   ================      =============
Weighted average number of common shares
 outstanding, basic and diluted ..........................            23,999                                23,999
                                                              ==============                         =============

                                                                                                    Unaudited
                                                                                                 (In thousands)
                                                                                  ---------------------------------------------
                                                                                    For the three months ended March 31, 2001
                                                                                  ---------------------------------------------
                                                                                  As Reported      Adjustments       Restated
                                                                                  ------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................      $     (7,092)   $        (576)   $     (7,668)
Adjustments to reconcile net loss to cash used in operating activities:                     --               --              --
     Depreciation and amortization .........................................             1,593               --           1,593
     Gain on disposal of assets ............................................              (229)              --            (229)
     Change in allowance for doubtful accounts receivables .................              (319)              --            (319)
     Changes in assets and liabilities:
         Decrease in accounts receivable ...................................             1,952              576           2,528
         Decrease in prepaid expenses and other assets .....................               403               --             403
         Increase in accounts payable ......................................              (367)              --            (367)
         Increase in accrued expenses and other liabilities ................              (723)              --            (723)
         Decrease in deferred revenues .....................................               926               --             926
                                                                                  ------------    -------------    ------------
             Net cash used in operating activities .........................            (3,856)              --          (3,856)
                                                                                  ------------    -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ....................................              (967)              --            (967)
     Proceeds from sale of assets ..........................................             1,231               --           1,231
                                                                                  ------------    -------------    ------------
             Net cash provided by investing activities .....................               264               --             264
                                                                                  ------------    -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under capital lease obligations ..........................              (240)              --            (240)
     Exercise of common stock options ......................................                 1               --               1
                                                                                  ------------    -------------    ------------
             Net cash used in financing activities .........................              (239)              --            (239)
                                                                                  ------------    -------------    ------------
Net decrease in cash .......................................................            (3,831)              --          (3,831)
Cash and cash equivalents, beginning of year ...............................            72,653               --          72,653
                                                                                  ------------    -------------    ------------
             Cash and cash equivalents, end of year ........................      $     68,822    $          --    $     68,822
                                                                                  ============    =============    ============

4.   Proposed Merger, Acquisition and Disposition

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

     On July 24, 2000, the Company acquired webMillion.com, Inc. ("webMillion"), a direct marketing promotions company. The results of webMillion's operations have been included in the consolidated financial statements since that date. Pursuant to the Merger Agreement, the Company issued 1,901,381 shares of its Common Stock, $0.001 par value, to all the shareholders of webMillion, representing a fair value of $19.5 million. Holders of warrants of webMillion received, in the aggregate, the right to purchase from the Company 98,619 shares of Common Stock at a price per share of $1.9792. A total of 361,063 of the Merger Shares are being held in a three year escrow as security for the indemnification obligations of webMillion's former shareholders pursuant to the Merger Agreement. This transaction was structured as a reverse triangular merger and has been accounted for through the purchase method of accounting. As a result of the tax-free purchase, webMillion, became a wholly-owned subsidiary of the Company in 2000.

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

     On May 14, 2001, the Company purchased substantially all the assets of a list marketing business from Novus List Marketing, LLC. The results of the list marketing business' operations have been included in the consolidated financial statements since that date. Pursuant to the Asset Purchase Agreement, approximately $1.84 million was paid in cash, 914,210 shares of common stock, representing a fair value of $2.2 million, were issued and approximately $750,000 was incurred in a note payable to the former shareholder of the Company. In addition, the seller is eligible to receive up to an additional $1.0 million over a two year period if certain operating income goals are achieved. The acquisition has been accounted for using the purchase method of accounting. As of March 31, 2002, the Company has accrued $713,000 in association with this other consideration. The purchase price has been Company approximately $852,000 in partial repayment of such loans. The balance of the loans will remain due from the individuals pending further payments.

     In 2002, the Company entered into a consulting agreement with the Los Altos Group, Inc., a company for which Peter Sealey, who is one of our directors, serves as the Chief Executive Officer. The agreement is on a monthly renewal at $16,000 per month.

allocated to the assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the amount of $6.5 million. Through December 31, 2001, goodwill was being amortized straight-line over its useful life of 20 years. At December 31, 2001, goodwill was net of accumulated amortization of $195,000. Beginning January 1, 2002, goodwill will be accounted for in accordance with SFAS No. 142. In accordance with SFAS No. 142 goodwill will cease amortization and be reviewed at least annually for related impairment.

     On October 2, 2001, the Company completed the sale of adMonitor, their ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.84 million. Additionally, the Company entered into an agreement which provides that until October 2002, the Company will not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. The agreement does permit the Company to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, the Company entered into a five year non-exclusive ad serving agreement for DART, DoubleClick Inc.'s ad serving technology, pursuant to which the Company would purchase a minimum of $3.5 million of DART services. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred, are included in ad fees credit and are being amortized against the costs as incurred. The balance of $3.34 million was recorded as a gain to Other Income. The Company also incurred impairment costs of approximately $6.3 million and severance of approximately $500,000, associated with the disposition of adMonitor. As a result of this transaction, the Company no longer provides proprietary Internet ad serving, tracking and marketing technology. In January 2002, the Company prepaid the $3.5 million minimum purchase commitment and is amortizing the contract payment over its actual usage. The unamortized balance is included in prepaid expenses.

5.   Debt

     On November 30, 1999, the Company obtained a standby letter of credit in the amount of $60,000. At December 31, 2001 and March 31, 2002, the Company had pledged $60,000 of cash as collateral for this outstanding letter of credit.

     On March 28, 2000 the Company obtained a standby letter of credit for a total of $600,000. At December 31, 2001 and March 31, 2002, the Company had pledged $600,000 of cash as collateral for this outstanding letter of credit.

     On October 27, 2000, the Company obtained a standby letter of credit in the amount of $750,000. At December 31, 2001 and March 31, 2002, the Company had pledged $750,000 of cash as collateral for this outstanding letter of credit.

     In connection with the acquisition of Novus List Marketing (see Note 4) a $750,000 note payable was issued to the former shareholder of this company. The note is non-interest bearing and is payable on or about May 15, 2002 and is subject to adjustment based upon the collection of receivables acquired in the acquisition.

6.   Loss per share

     The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders per share for the periods indicated (in thousands, except per share amounts):

                                                   Three months ended March 31,
                                                   ---------------------------
                                                     2002              2001
                                                                    (Restated)

     Net loss applicable to common
      stockholders .............................   $ (6,919)         $ (7,668)
                                                   ========          ========


     Weighted average shares                         24,992            23,999
                                                   ========          ========


     Basic and diluted net loss per share
        applicable to common stockholders ......   $  (0.28)         $  (0.32)
                                                   ========          ========

The per share computations exclude options and warrants which are anti-dilutive.

7.      Commitments and Contingencies

     a.   Legal Matters

     The Company may become subject to legal proceeding from time to time in the normal course of business. Other than as set forth below, the Company is not involved in any litigation that management currently believes could have a material adverse effect on the Company's financial position or results of operations. The following is a summary of the outstanding actions.

          General Litigation

     On April 2, 2001, EMI Communications Corp. filed a lawsuit against the Company in the Queen's Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by the Company. The Company believes this suit is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation.

     On November 21, 2001, Frank Addante, the Company's former Chief Technology Officer, filed a Demand for Arbitration with the American Arbitration Association in Los Angeles, California. Mr. Addante is claiming copyright infringement, breach of contract, fraud, conversion, securities fraud and breach of fiduciary duty. He is seeking an unspecified amount of damages, declaratory relief, injunctive relief and an accounting (to determine monetary damages). The Company believes this suit is without merit, intends to vigorously defend against these claims and has asserted its own counterclaims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome in litigation could materially and adversely affect the Company's business, financial condition and results of operations.

     On May 2, 2002, John Bohan, the Company's former Chief Executive Officer, filed an action against the Company in the Court of Chancery for the State of Delaware, seeking an order requiring the Company to advance his defense costs in connection with the SEC investigation and the related civil litigation in accordance with his indemnification agreement with the Company and its charter documents. This action is still in the preliminary stages and management is unable to assess at this time the merits of the action.

          SEC Investigation

     On January 25, 2002, the Securities and Exchange Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in the Company's securities. In connection with this investigation, the SEC has requested that the Company provide it with certain documents and other information. The Company is continuing to fully cooperate with the SEC in its investigation and is hopeful that it can resolve this investigation in an expeditious manner. In addition, in January 2002, the Company was notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). The Company is cooperating fully with Nasdaq in its investigation. While management does not know the current status of either investigation or any possible actions that may be taken against it as a result, any regulatory action against the Company could harm its business.

     On February 1, 2002, the Company's Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the SEC investigation. The Audit Committee engaged special counsel and a forensic accounting firm to conduct a comprehensive examination of the Company's financial records. On May 6, 2002, the Company announced that the Audit Committee had concluded its internal investigation and determined that certain of its financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 would be restated (see Note 3).

          Securities Class Actions

     Beginning on March 21, 2002, following the announcement of the SEC investigation and the internal investigation of the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against the Company and certain of its former officers and directors in the United States District Court for the

Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company's common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the Company, and the other named defendants, made false or misleading statements of material fact about the Company's financial statements, including its revenues, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased the Company's common stock during the purported class period. The actions are still in the preliminary stages and management is unable to assess at this time the merits of the actions. Therefore, it is not possible for management to quantify the extent of the Company's potential liability, if any. Any unfavorable outcome in these actions could have a material adverse effect on the Company's business, financial condition and results of operations.

          Derivative Actions

Beginning on March 22, 2002, the Company has been named as a nominal defendant in two derivative actions, purportedly brought on the Company's behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of the Company's current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs seek unspecified damages on the Company's behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to the Company's benefit. The actions are still in the preliminary stages and management is unable to assess at this time the merits of the actions.

          Nasdaq Delisting

     On April 16, 2002, the Company was notified that Nasdaq intended to initiate proceedings to delist the Company's common stock from the Nasdaq National Stock Market because of its failure to timely file with the SEC on its annual report on Form 10-K for the year ended December 31, 2001. The Company requested a hearing on the matter and has updated its financial statements prior to the hearing that was held on May 17, 2002. However, the Company cannot assure you that its common stock will continue to be traded on the Nasdaq National Stock Market.

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

8.        Related Party Transactions

     In November 2000, the Company received approximately $1.48 million in notes receivable for loans to former officers. These notes bore interest at 5.0% per annum and mature at the occurrence of the fifth anniversary of the date of the note or upon demand by the Company. The notes were secured by a security interest in the officers' stock, as well as, all other personal property of the former officers. On October 15, 2001, the Company forgave loans to two former officers, one of whom is also a former director and one who is a current director, totaling approximately $508,000. In addition, the Company paid a total of $656,000 in 2001 to tax protect such individuals with respect to the forgiveness of the debt. Through March 31, 2002 the two individuals have paid to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        We believe that period-to-period-comparisons of operating results are not always meaningful and that the results for any period should not be relied upon as an indication of future performance. For the three months ended March 31, 2002, service fee-based contracts accounted for 45.8% of our revenue, and commission fee-based contracts accounted for 54.2% of our revenue. For the three months ended March 31, 2001, service fee-based contracts accounted for 91.6% of our revenue, and commission fee-based contracts accounted for 8.4% of our revenue. The increase in revenue generated from commissions in 2002 is due to the acquisition of the assets of Novus List Marketing, LLC in May 2001.

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

        On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matter that prompted the SEC investigation of the company. To assist in this inquiry, the Audit Committee and the company each engaged special counsel and a forensic accounting firm. As a result, certain of our financial results for the year ended December 31, 2000 and for the three quarters ended September 30, 2001 are being restated.

        The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

        For the three months ended March 31, 2001 these adjustments reflect a decrease in revenue of $2.7 million, a $1.9 million reduction of sales and marketing expenses and a $188,000 reduction to general and administrative expenses.

Results of Operations

For the three months ended March 31, 2002 and 2001

        Revenue. Revenue decreased 49.0% or $3.5 million to $3.6 million for the three months ended March 31, 2002 from $7.1 million for the three months ended March 31, 2001. This decrease was primarily due to the downturn in advertising as well as the overall reduction in marketing spending by Internet related clients. The decrease was also partially due to the transition from service fee-based contracts to commission fee-based contracts and the paring down of our network of web sites and the sale of our adMonitor ad serving technology in October 2001.

        Cost of Revenue. Cost of revenue decreased 73.1% or $3.2 million to $1.2 million for the three months ended March 31, 2002 from $4.4 million for the three months ended March 31, 2001. For the three months ended March 31, 2002 and 2001 cost of revenue as a percentage of sales was 32.8% and 62.3%, respectively. The percentage decrease in cost of revenue as a percentage of sales was due to the shift to commission-based revenue from service fee-based contracts.

        Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. For the three months ended March 31, 2002, sales and marketing expenses decreased $1.3 million or 28.9% from the three months ended March 31, 2001. Sales and marketing expenses were $3.1 million, or 86.2 % of revenue, for the three months ended March 31, 2002 compared to $4.4 million, or 61.8% of revenue, for the three months ended March 31, 2001. The decrease in sales and marketing expense in absolute dollars in 2002 is primarily due to a decrease in sales expenses related to the decrease in revenue and a decrease in the size of our sales in marketing organization. Our sales and marketing organization has downsized to 63 employees as of March 31, 2002, from 145 employees as of March 31, 2001. We expect sales and marketing expenses to stabilize in future periods as we maintain current personnel levels and continue to promote our advertising solutions.

        Research and Development. As of March 31, 2001, research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our adMonitor technology. To date, all research and development costs have been expensed as incurred. Research and development expenses for the three months ended March 31, 2001, were $3.7 million, or 51.7% of revenue. In October 2001, the Company sold its adMonitor technology. For the three months ended March 31, 2002, the Company has not incurred any research and development costs.

        General and Administrative. General and administrative expenses consist primarily of compensation, professional service fees, overhead expenditures, depreciation, occupancy costs and bad debt. General and administrative expenses increased by $3.0 million or 87.7% to $6.5 million or 180.5% of revenue for the three months ended March 31, 2002, compared to $3.5 million, or 49.0% of revenue, for the three months ended March 31, 2001. The increase in general and administrative expenditures as a percentage of sales and absolute dollars in 2002 was primarily a result of increased legal and related professional fees associated with the SEC Investigation, professional service fees and expenses related to the eUniverse merger and the subsequent termination of the merger, increased insurance premiums and increased occupancy costs. The increase in general and administrative expenses were offset by reductions in compensation and related costs from a reduction of 122 employees from March 31, 2001 to March 31, 2002, amortization expenses being accounted for under SFAS No. 142, and a reduction in general office overhead. For the three months ended March 31, 2002 and 2001, our bad debt expense related to uncollected advertising fees were approximately $157,000 and $152,000, respectively. We expect further increases in legal expenses related to the SEC investigation and shareholder lawsuits.

          Interest Income. Interest income primarily consists of interest earned on cash balances. Interest expense was generated from our capital leases and equipment financing obligations. Interest income was $286,000 for the for the three months ended March 31, 2002. Interest expense was $10,000 for the for the three months ended March 31, 2002. Interest income was $979,000 for the three months ended March 31, 2001. Interest expense was $28,000 for the three months ended March 31, 2001. The decrease in interest income in 2002 resulted primarily from the use of cash for ongoing working capital.

Liquidity and Capital Resources

          From our inception through September 1998, we financed our operations primarily through internally generated cash flow. In September 1998, we completed a private placement of equity securities to an individual investor and received $1.9 million in net proceeds. In September 1999, we completed two private placements of equity securities and received $12.9 million in net proceeds. In February 2000, we completed our initial public offering of 7,475,000 shares of our common stock (including 975,000 shares subject to the underwriter's over-allotment option) at $15.00 per share. The initial public offering resulted in aggregate net proceeds of approximately $102.6 million, net of underwriting discounts and expenses of the offering. The net proceeds from these financings have been, and continue to be, used for general corporate purposes and, when required, for the expansion of our business and operations, to hire additional personnel and to provide additional services.

          As discussed in this report, we are subject to an SEC investigation and are defendants in various legal proceedings, including various class actions. We are unable to assess the financial impact these matters may or may not have on our financial position.

          Net cash used in operating activities was approximately $10.7 million and $3.9 million for the three months ended March 31, 2002 and 2001, respectively. Cash used in operating activities for the three months ended March 31, 2002, resulted from a net loss of $6.9 million offset by non-cash charges relating primarily to depreciation and an increase in the allowance for doubtful accounts receivable of approximately $900,000. In addition, accounts receivable decreased by approximately $2.5 million and accrued expenses increased by approximately $1.9 million. Cash used in operations also includes an increase in prepaid expenses of $3.4 million, which is primarily attributable to our DART agreement with DoubleClick Media Inc., which we prepaid in January 2002 for $3.5 million and a decrease in accounts payable of approximately $5.1 million. Cash used in operating activities for the three months ended March 31, 2001 resulted from a net loss of $7.7 million, as well as a $1.1 million decrease in accounts payable and accrued expenses, partially offset by a $2.5 million decrease in accounts receivable, $1.6 million in depreciation and amortization and approximately $900,000 increase in deferred revenue.

          Net cash provided by investing activities was approximately $266,000 and $264,000 for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 cash provided by investing activities was primarily related to the proceeds received form the sale of assets of approximately $277,000 offset by the purchase of $11,000 of fixed assets. For the year ended March 31, 2001, cash provided by investing activities was primarily related to the sale of assets for $1.2 million offset by purchases of approximately $1.0 million in property and equipment related to research and development activities.

          Net cash provided by financing activities was $336,000 for the three months ended March 31, 2002. Net cash provided by financing activities was due to a $316,000 payment on note receivables from officers and $104,000 of stock options exercised during this quarter. Cash used in financing activities for the three months ended March 31, 2001 resulted primarily from the pay down of our capital lease obligations.

     We do not have any off balance sheet financing activities and do not have any special purpose entities.

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

Critical Accounting Policies and Estimates

     This "Management's Discussion and analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-Q, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of the more significant accounting policies of the Company can be found in Note 2 to the financial statements which is included in Item 1 of this Report.

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

          In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Identifiable intangible assets deemed to have a finite life will continue to be amortized over their useful lives. Goodwill and identifiable intangible assets deemed to have an indefinite life "beyond a foreseeable horizon" will not be amortized. For goodwill and intangible assets with indefinite lives, an impairment test which requires an impairment to be recorded if the carrying amount of the intangible and tangible assets of a reporting unit are in excess of their fair value. Management adopted SFAS No. 142 on January 1, 2002, and based upon current levels of goodwill, the elimination of amortization of goodwill resulted in a decrease in expense of approximately $308,000 on an annualized basis. We are permitted six months from the adoption date to complete a preliminary review of goodwill for impairment and will record any necessary adjustments in fiscal 2002.

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

RISK FACTORS RELATING TO OUR BUSINESS AND OPERATION

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

These risks include our ability to:

.. manage our growth effectively;

.. anticipate and adapt to the rapid changes in the Internet;

.. continue to develop and upgrade our technology;

.. respond to competitive developments in our market; and

.. continue to identify, attract, retain and motivate qualified personnel.

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

     We incurred net losses attributable to common stockholders of approximately $6.9 million for the three months March 31, 2002 and approximately $7.7 million for the three months ended March 31, 2001. Our accumulated deficit from inception, as of March 31, 2002, was approximately $88.9 million. We expect to continue to incur net losses for the foreseeable future due to ongoing operating expenses and expenses incurred in connection with the SEC investigation, the Nasdaq inquiry and the stockholder litigation. We cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will achieve profitability.

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

The following are among the factors that could cause significant fluctuations in our operating results:

.. market acceptance of the Internet as an advertising medium;

.. delay or cancellation of advertising contracts;

.. expiration or termination of contracts with Web publishers;

.. introduction of new or enhanced services by us or our competitors;

.. system outages, delays in obtaining new equipment or problems with upgrades;

.. disruption or impairment of the Internet;

.. changes in our pricing policies or those of our competitors;

.. seasonality in the demand for advertising;

.. changes in government regulation of the Internet; and

.. general economic and market conditions, as well as economic and market conditions specific to the Internet.

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

     The stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. The market price of our common stock has fluctuated in the past and is likely to be highly volatile. The market price of our common stock could be subject to wide fluctuations in response to factors such as:

.. actual or anticipated variations in our revenue;

.. earnings and cash flow;

.. announcements of new service offerings;

.. technological innovations;

.. competitive developments with respect to patents, copyrights or proprietary rights;

.. changes in financial estimates by securities analysts;

.. conditions and trends in the Internet and electronic commerce industries;

.. adoption of new accounting standards affecting our industry; and

.. general market conditions.

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

     For the three months ended March 31, 2002, one web publisher accounted for approximately 10% of our revenue. Our contracts with Web publishers are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers.

From time to time, a limited number of marketers may account for a significant percentage of our revenue and a loss of one or more of these marketers could cause our results of operations to suffer.

     For the three months ended March 31, 2002, revenue from one marketer accounted for approximately 10 percent of our revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer. For the three months ended March 31, 2002, our bad debt expense related to uncollected advertising fees was approximately $157,000.

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

     Our success depends in part on market acceptance of electronic commerce. A number of factors outside of our control could prevent this acceptance, including the following:

.. the necessary network infrastructure for substantial growth in usage of the Internet may not develop adequately;

.. insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times; and

.. negative publicity and consumer concern surrounding the security of transactions could impede the growth of electronic commerce.

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

          As of March 31, 2002, we had 24,996,924 shares of common stock outstanding, excluding shares subject to options outstanding as of such date under its stock option plans that are exercisable at prices ranging from $1.00 to $27.75 per share. Additionally, certain holders of our common stock have registration rights with respect to their shares. We may be required to file one or more registration statements in compliance with these registration rights. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of its common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales could occur, may materially and adversely affect prevailing market prices for its common stock.

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

Increases in postal rates and paper prices could harm our business.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of the Company's debt.

Interest Rate Risk

          The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in money market funds. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. The potential change noted above is based on sensitivity analysis performed by us as March 31, 2002.

          We did not hold derivative financial instruments as of March 31, 2002.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

     We are a party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as set forth below, we are not currently involving in any litigation that we believe could have a material adverse effect on our financial position or results of operation.

General Litigation

On April 2, 2001, EMI Communications Corp. filed a lawsuit against us in the Queen's Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by us. We believe this suit is without merit and intend to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.

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

On May 2, 2002, John Bohan, our former Chief Executive Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring us to advance his defense costs in connection with the SEC investigation and the related civil litigation in accordance with his indemnification agreement with us and our charter documents. This action is still in the preliminary stages and we are unable to assess at this time the merits of the action.

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

On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the SEC investigation. The Audit Committee engaged special counsel and a forensic accounting firm to conduct a comprehensive examination of our financial records. On May 6, 2002, we announced that the Audit Committee had concluded its internal investigation and determined that certain of our financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 would be restated. For a description of the adjustments, see "Item 1 - Condensed Consolidated Financial Statements -
Note 9."

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

Nasdaq Delisting

On April 16, 2002, we were notified that Nasdaq intended to initiate proceedings to delist our common stock from the Nasdaq National Stock Market because of our failure to timely file with the SEC our annual report on Form 10-K for the year ended December 31, 2001. We requested a hearing on the matter and have updated our financial statements prior to the hearing that was held on May 17, 2002. However, we cannot assure you that our common stock will continue to be traded on the Nasdaq National Stock Market.

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

Exhibit
  No.                                Exhibit
  ---                                -------

10.1 Employment Agreement dated March 4, 2002 by and between L90, Inc. and Mitchell Cannold (previously filed as an exhibit to L90, Inc.'s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities Exchange Commission on May 16, 2001, which is incorporated herein by reference).

10.2 Consulting Agreement dated March 2002 by and between L90, Inc. and Los Altos Group, Inc. (previously filed as an exhibit to L90, Inc.'s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities Exchange Commission on May 16, 2001, which is incorporated herein by reference).

10.3 Agreement and Plan of Merger dated January 2, 2002 by and among L90, Inc., eUniverse, Inc. and L90 Acquisition Corporation (previously filed as an exhibit to L90, Inc.'s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities Exchange Commission on May 16, 2001, which is incorporated herein by reference).

b.    Reports on Form 8-K

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

                                     L90, INC.


Dated: May 20, 2002                  By: /s/ Mitchell Cannold
                                         -------------------------------
                                     Name: Mitchell Cannold
                                     Title: President & Chief Executive Officer

Dated: May 20, 2002                  By: /s/ Steven Kantor
                                         -------------------------------
                                     Name: Steven Kantor
                                     Title: Vice President, Finance

                                 EXHIBITS INDEX

 Exhibit
  No.                                  Exhibit
  ---                                  -------

10.1 Employment Agreement dated March 4, 2002 by and between L90, Inc. and Mitchell Cannold (previously filed as an exhibit to L90, Inc.'s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities Exchange Commission on May 16, 2001, which is incorporated herein by reference).

10.2 Consulting Agreement dated March 2002 by and between L90, Inc. and Los Altos Group, Inc. (previously filed as an exhibit to L90, Inc.'s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities Exchange Commission on May 16, 2001, which is incorporated herein by reference).

10.3 Agreement and Plan of Merger dated January 2, 2002 by and among L90, Inc., eUniverse, Inc. and L90 Acquisition Corporation (previously filed as an exhibit to L90, Inc.'s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities Exchange Commission on May 16, 2001, which is incorporated herein by reference).