Form 10-Q/A
period 2000-09-30
L90 INC
filed 2002-06-11
CIK 1095158

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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


                               4499 Glencoe Ave
                                   Suite 400
                       Marina Del Rey, California 90292
              (Address of principal executive offices) (Zip Code)


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

                                   L90, INC.

                               TABLE OF CONTENTS

          This Form 10-Q/A for the three and nine months ended September 30, 2000 is being filed for the purpose of amending and restating Items 1 and 2 of Part 1 of Form 10-Q. These items are being amended and restated for the purpose of recording transactions identified by the Audit Committee of our Board of Directors, which commenced an independent internal investigation into the matter that was prompted by an SEC investigation of the Company. To assist in this inquiry, the Audit Committee and the Company each engaged special counsel and a forensic accounting firm. As a result, certain of the Company's financial results for the year ended December 31, 2000 and for the three quarters ended September 30, 2001 are being restated.

          Note 8 - "Restatement of Financials" to the notes of the financial statements provides a reconciliation of the Company's previously reported balance sheet, statements of operations and cash flows as of and for the three and nine months ended September 30, 2000 with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

          For the three and nine months ended September 30, 2000 these adjustments reflect a decrease in revenue of approximately $1.3 million and a decrease in sales and marketing of $100,000. In addition, for the three and nine months ended September 30, 2000, other income increased by approximately $815,000.

                                                                                                Page
                                                                                                ----
Part I

        Item 1.  Financial Statements

                 Balance Sheets...............................................................    3
                 Statements of Operations.....................................................    4
                 Statements of Stockholders' Equity...........................................    5
                 Statements of Cash Flows.....................................................    6
                 Notes to Financial Statements................................................    7
        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................................   19
        Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................   31

Part II

        Item 1.  Legal Proceedings............................................................   31
        Item 2.  Changes in Securities and Use of Proceeds....................................   32
        Item 6.  Exhibits and Reports on Form 8-K.............................................   33
Signatures....................................................................................   34

Exhibit Index.................................................................................   35

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                                   L90, INC.
                                BALANCE SHEETS
                                 (unaudited)

                                                                                               September 30,    December 31,
                                                                                                    2000           1999
                                                                                               -------------    ------------
                                                                                                 (Restated)
                                              ASSETS
                                              ------
Current Assets:
     Cash and cash equivalents...............................................................  $  89,490,842    $  6,895,938
     Accounts receivable, net of allowances of $1,918,643 and $668,010 at September 30,
      2000 and December 31,1999, respectively................................................     11,248,767       4,128,069
     Prepaid expenses and other assets.......................................................        428,063       1,341,950
                                                                                               -------------    ------------
               Total current assets..........................................................    101,167,672      12,365,957
                                                                                               -------------    ------------
     Property and equipment:
        Equipment............................................................................     15,151,077       2,695,847
        Furniture and fixtures...............................................................        172,521          70,006
        Leasehold improvements...............................................................         41,606          32,421
                                                                                               -------------    ------------
                                                                                                  15,365,204       2,798,274
        Less--Accumulated depreciation and amortization......................................     (3,061,370)       (296,808)
                                                                                               -------------    ------------
     Property and equipment, net.............................................................     12,303,834       2,501,466
     Restricted cash.........................................................................      1,868,632       1,268,632
     Goodwill, net of accumulated amortization of $166,552 at September 30, 2000.............     19,819,676              --
     Other assets............................................................................        528,020              --
                                                                                               -------------    ------------
               Total assets..................................................................  $ 135,687,834    $ 16,136,055
                                                                                               =============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Current Liabilities:
     Accounts payable........................................................................  $  10,691,870    $  4,693,881
     Accrued expenses........................................................................      3,870,849       1,686,274
     Current portion of note payable.........................................................        361,556         414,222
     Current portion of long-term capital lease obligations..................................        423,085         256,928
     Deferred revenues.......................................................................        595,390              --
     Accrued dividends.......................................................................             --         401,139
                                                                                               -------------    ------------
               Total current liabilities.....................................................     15,942,750       7,452,444
     Note payable, net of current portion....................................................        650,128         928,702
     Long-term capital lease obligations, net of current portion.............................        344,903         442,710
                                                                                               -------------    ------------
               Total liabilities.............................................................     16,937,781       8,823,856
                                                                                               -------------    ------------
Stockholders' Equity:
     Preferred stock, $0.001 par value, 6,998,000 shares authorized:
       Series A preferred stock, $0.001 par value, 2,000 shares authorized, issued
        and outstanding, including paid-in-capital of 2,077,501 at December 31, 1999.........             --       2,077,503

       Series B preferred stock, $0.001 par value, 5,000,000 shares authorized,
         4,107,044 shares issued and outstanding, including paid-in-capital of
         9,348,823 at December 31, 1999......................................................             --       9,352,930
        Series C preferred stock, $0.001 par value, 3,000,000 shares authorized,
         1,307,190 shares issued and outstanding, including paid-in-capital of
         4,574,279 at December 31, 1999......................................................             --       4,575,586
     Common stock, $0.001 par value, 53,333,333 shares authorized, 23,471,522 and
         6,693,333 shares issued and outstanding at September 30, 2000 and
         December 31, 1999, respectively.....................................................         24,060           6,693
     Additional paid-in capital..............................................................    142,793,727         181,901
     Notes receivable for common stock.......................................................        (24,749)        (43,750)
     Retained earnings (deficit).............................................................    (24,042,985)     (8,838,664)
                                                                                               -------------    ------------
               Total stockholders' equity....................................................    118,750,053       7,312,199
                                                                                               -------------    ------------
               Total liabilities and stockholders' equity....................................  $ 135,687,834    $ 16,136,055
                                                                                               =============    ============

   The accompanying notes are an integral part of these condensed financial statements.

                                   L90, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Three months ended               Nine months ended
                                                                          September 30,                     September 30,
                                                                  ----------------------------     ----------------------------
                                                                      2000            1999              2000           1999
                                                                  ------------    ------------     -------------   ------------
                                                                   (RESTATED)                        (RESTATED)
Revenue:
     Service fee-based revenue...............................     $ 13,133,173    $  1,919,411     $  33,259,010   $  2,474,727
     Commission-based revenue................................          287,994         132,503           970,275      1,498,580
                                                                  ------------    ------------     -------------   ------------
          Total revenue......................................       13,421,167       2,051,914        34,229,285      3,973,307
                                                                  ------------    ------------     -------------   ------------

Operating expenses:
     Cost of service fee and other revenue...................        8,973,856       1,026,553        22,453,444      1,335,504

     Sales and marketing.....................................        4,492,783       1,182,096        10,894,669      2,988,069
     Research and development................................        3,387,228       1,012,983         8,782,306      1,404,641
     General and administrative..............................        4,515,341       1,368,023        11,965,636      2,707,578
                                                                  ------------    ------------     -------------   ------------
          Total operating expenses...........................       21,369,208       4,589,655        54,096,055      8,435,792
                                                                  ------------    ------------     -------------   ------------
Operating loss...............................................       (7,948,041)     (2,537,741)      (19,866,770)    (4,462,485)
Other Income.................................................          814,572              --           814,572             --
Interest income (expense), net...............................        1,433,435         (46,330)        3,850,288        (51,139)
                                                                  ------------    ------------     -------------   ------------
Loss before provision for income taxes.......................       (5,700,034)     (2,584,071)      (15,201,910)    (4,513,624)
Provision for income taxes...................................               --              --                --             --
                                                                  ------------    ------------     -------------   ------------
Net loss.....................................................     $ (5,700,034)   $ (2,584,071)    $ (15,201,910)  $ (4,513,624)
                                                                  ============    ============     =============   ============
Cumulative dividends on participating preferred stock........               --              --            (2,411)    (1,244,273)
                                                                  ------------    ------------     -------------   ------------

Net loss attributable to common stockholders.................     $ (5,700,034)   $ (2,584,071)    $ (15,204,321)  $ (5,757,897)
                                                                  ============    ============     =============   ============

Net loss per share:
     Basic/Diluted...........................................     $      (0.24)   $      (0.39)    $       (0.69)  $      (0.86)
                                                                  ============    ============     =============   ============
Weighted average number of common shares outstanding:
     Basic/Diluted...........................................       23,471,522       6,666,667        22,014,303      6,667,434
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

                                   L90, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                               Notes
                                                                                            Receivable
                                                                               Additional       for      Retained
                                            Preferred     Capital    Common      Paid-in      Common     Earnings
                                               Stock      Account     Stock      Capital       Stock     (Deficit)        Total
                                           ----------------------------------------------------------------------------------------
BALANCE at January 5, 1997 ..............  $        --    $13,068   $    --   $        --   $     --    $    177,458   $    190,526
Withdrawal of capital ...................           --     (5,000)       --            --         --             --          (5,000)
Net income ..............................           --        --         --            --         --         309,784        309,784
                                           ------------   -------   --------  ------------  ---------   ------------   ------------
BALANCE at December 31, 1997 ............           --      8,068        --            --         --         487,242        495,310
Net loss ................................           --        --         --            --         --        (289,569)      (289,569)
Issuance of Series A preferred stock ....     2,000,000       --         --            --         --             --       2,000,000
Issuance of common stock ................           --        --         --         43,750    (43,750)           --             --
Distributions to shareholders ...........           --        --         --            --         --         (50,000)       (50,000)
Conversion to C-corporation .............           --     (8,068)     6,667         6,401        --          (5,000)           --
Accrual of cumulative dividends on
  participating preferred stock .........           --        --         --            --         --         (23,233)       (23,233)
                                           ------------   -------   --------  ------------  ---------   ------------   ------------
BALANCE at December 31, 1998 ............     2,000,000       --       6,667        50,151    (43,750)       119,440      2,132,508
Net loss ................................           --        --         --            --         --      (7,488,281)    (7,488,281)
Issuance of Series B preferred stock, net
  of costs of $706,471 ..................     8,957,694       --         --            --         --             --       8,957,694
Issuance of Series C preferred stock, net
  of costs of $45,505 ...................     3,956,408       --         --            --         --             --       3,956,408
Issuance of common stock for options ....           --        --          26        93,974        --             --          94,000
Issuance of debt related warrants .......           --        --         --         37,776        --             --          37,776
Issuance of preferred stock warrants ....     1,091,917       --         --            --         --      (1,091,917)           --
Accrual of cumulative dividends on
  participating preferred stock .........           --        --         --            --         --        (377,906)      (377,906)
                                           ------------   -------   --------  ------------  ---------   ------------   ------------
BALANCE at December 31, 1999 ............    16,006,019       --       6,693       181,901    (43,750)    (8,838,664)     7,312,199
Net loss (Restated) .....................            --       --         --            --         --     (15,201,910)   (15,201,910)
Conversion of preferred stock into
  common stock ..........................   (16,006,019)      --       5,276    16,000,743        --             --             --
Issuance of common upon IPO, net of
  costs of $9,537,405 ...................           --        --       7,475   102,580,120        --             --     102,587,595
Notes receivable for exercise of
  options................................           --        --         267       101,066   (101,333)           --             --
Repayment of notes receivable for
  common stock ..........................           --        --         --            --     120,334            --         120,334
Issuance of common stock for options ....           --        --         198       381,754        --             --         381,952
Issuance of common stock for purchase of
    webMillion...........................           --        --       2,000    19,498,001        --             --      19,500,001
Exercise of warrants ....................           --        --       1,113     3,842,680        --             --       3,843,793
Issuance of warrant .....................           --        --         --        208,500        --             --         208,500
Cashless exercise of warrants ...........           --        --       1,038        (1,038)       --             --             --
Accrual of cumulative dividends on
  participating preferred stock .........           --        --         --            --         --          (2,411)        (2,411)
                                           ------------   -------   --------  ------------  ---------   ------------   ------------

BALANCE at September 30, 2000 (Restated).  $        --    $   --    $ 24,060  $142,793,727  $ (24,749)  $(24,042,985)  $118,750,053
                                           ============   =======   ========  ============  =========   ============   ============

        The accompanying notes are an integral part of these condensed financial statements.

                                    L90, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                     2000             1999
                                                                                 -------------    ------------
                                                                                  (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................    $ (15,201,910)   $ (4,513,624)
Adjustments to reconcile net loss to cash used in operating activities--
     Depreciation and amortization...........................................        2,931,114         169,028
     Non-cash charge for warrants issued.....................................          208,500              --
     Changes in assets and liabilities:
          Increase in accounts receivable....................................       (6,813,904)     (1,256,263)
          Decrease (increase) in prepaid expenses and other assets...........          409,889        (575,990)
          Increase in accounts payable.......................................        5,244,683       1,955,228
          Increase in accrued expenses.......................................        2,295,656       1,062,594
          Increase (decrease) in deferred revenues...........................          595,390         (53,417)
                                                                                 -------------    ------------
               Net cash used in operating activities.........................      (10,330,582)     (3,212,444)
                                                                                 -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment...........................................      (12,434,870)       (530,139)
Acquisition costs for webMillion, net of cash acquired.......................         (195,797)             --
                                                                                 -------------    ------------
               Net cash used in investing activities.........................      (12,630,667)       (530,139)
                                                                                 -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under capital lease obligations..................         (376,381)        178,460
Restricted cash..............................................................         (600,000)             --
Proceeds from initial public offering, net of issuance costs.................      102,587,595              --
Repayment of notes receivable for common stock...............................          120,334              --
Exercise of warrants.........................................................        3,843,793              --
Distribution of dividends....................................................         (401,140)             --
Series B preferred stock, net................................................               --       8,957,694
Series C preferred stock, net................................................               --       3,956,408
Exercise of common stock options.............................................          381,952          94,000
                                                                                 -------------    ------------
               Net cash provided by financing activities.....................      105,556,153      13,186,562
                                                                                 -------------    ------------
Net increase in cash.........................................................       82,594,904       9,443,979
Cash and cash equivalents, beginning of period...............................        6,895,938       2,111,852
                                                                                 -------------    ------------
               Cash and cash equivalents, end of period......................    $  89,490,842    $ 11,555,831
                                                                                 =============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest................................................................    $      65,074    $     42,670
                                                                                 =============    ============
     Income taxes............................................................    $          --    $         --
                                                                                 =============    ============
Acquisition of webMillion
     Fair value of assets acquired...........................................    $     462,877    $         --
     Liabilities assumed.....................................................    $    (753,307)   $         --
     Goodwill................................................................    $  19,769,752    $         --
     Less common stock issued for acquisition................................    $ (19,500,001)   $         --
     Acquisition costs for webMillion........................................    $     216,476    $         --
                                                                                 -------------    ------------
     Acquisition costs for webMillion, net of cash acquired..................    $     195,797    $         --
                                                                                 =============    ============

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
     Notes receivable for common stock.......................................    $     (24,749)   $         --
                                                                                 =============    ============
     Accrued dividends.......................................................    $       2,411    $    152,356
                                                                                 =============    ============
     Cashless exercise of warrants...........................................    $       1,038    $         --
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

2.  Summary of Significant Accounting Policies

     a. Interim Results

     The unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by the Company and are unaudited. In the Company's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000 and the results of the Company's operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999 as included in the Company's annual report on Form 10-K.

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

                                   L90, INC.

     c. Current Vulnerability Due to Certain Concentrations

     The Company sells advertising space to its customers. For the quarter ended September 30, 1999, there were no advertising customers that comprised greater than 10 percent of revenue. For the quarter ended September 30, 2000, the largest advertising customer accounted for approximately 11 percent of revenue. No other advertiser accounted for 10 percent or more of the advertising space sold to generate revenue. The loss of the largest advertiser could have an adverse effect on the Company's operations.

     The Company purchases advertising space from its Web site partners. For the quarter ended September 30, 1999, no Web site partner comprised greater than 10 percent of revenue. For the quarter ended September 30, 2000, the largest Web site partner accounted for approximately 16 percent of revenue. No other Web site partner accounted for 10 percent or more of the advertising space sold to generate revenue. The loss of the largest Web site partner could have an adverse effect on the Company's operations.

     d. Cash and Cash Equivalents

     For purposes of the balance sheets and statements of cash flows, cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less.

     The Company maintained its cash balances in three financial institutions during 1999 and 2000. The cash balances in each financial institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999 and September 30, 2000, the Company's uninsured cash balances, including both restricted and unrestricted cash, totaled $8,064,570 and $91,259,474, respectively.

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

     p. Certain Reclassifications

     Certain reclassifications were made to previously reported amounts in the accompanying condensed consolidated financial statements and the related notes to make them consistent with the current presentation format of the Company.

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

                                                             Three months ended             Nine months ended
                                                                September 30,                 September 30,
                                                        ----------------------------   ---------------------------
                                                            2000           1999            2000           1999
                                                        ------------    ------------   ------------   ------------
                                                        (RESTATED)                     (RESTATED)
Total revenue........................................   $ 13,608,803    $  1,172,323   $ 35,185,356   $  3,977,555
                                                        ============    ============   ============   ============

Net loss.............................................   $ (5,302,506)   $ (1,227,538)  $(16,409,592)  $ (5,764,507)
                                                        ============    ============   ============   ============

Net loss per share:
   Basic/Diluted.....................................   $       (.21)   $      (0.14)  $       (.69)  $      (0.67)
                                                        ============    ============   ============   ============

Weighted average number of common shares
outstanding:
   Basic/Diluted.....................................     25,372,903       8,568,048     23,915,684      8,568,815
                                                        ============    ============   ============   ============

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

     On March 28, 2000, the Company obtained a standby letter of credit for a total of $600,000. At March 31, 1999, the Company had pledged $600,000 of cash as collateral for this outstanding letter of credit.

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

     The Company faces the risk that other parties' intellectual property positions will impair its ability to deliver advertisements over the Internet. On November 12, 1999, DoubleClick filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Virginia. The lawsuit was moved to the United States District Court for the Southern District of New York in March 2000. The suit alleges that the Company is infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick related to methods and networks for delivering, targeting and measuring advertising over the Internet. DoubleClick had sought treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs.

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
                                                  -----------
                                                  $ 7,065,000
                                                  ===========

8.        Restatement of Financials.

     On February 1, 2002, the Company's Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matter that was prompted by an SEC investigation of the Company. To assist in this inquiry, the Audit Committee and the Company each engaged special counsel and a forensic accounting firm. As a result, certain of the Company's financial results for the year ended December 31, 2000 and for the three quarters ended September 30, 2001 are being restated.

     The following statements provide a reconciliation of the Company's previously reported unaudited balance sheet, statements of operations and cash flows as of and for the three and nine months ended September 30, 2000 with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

     For the three and nine months ended September 30, 2000, these adjustments reflect a decrease in revenue of approximately $1.3 million, a $100,000 reduction of sales and marketing expense and an increase to other income of approximately $815,000.

Consolidated Balance Sheet

                                                                                              (Unaudited)
                                                                            ------------------------------------------------
                                                                                           At September 30, 2000
                                                                            ------------------------------------------------
                             Assets                                          As Reported      Adjustments       Restated
                                                                            ------------------------------------------------
Current Assets
     Cash and equivalents                                                   $  89,490,842     $        -     $  89,490,842
     Accounts receivable, net of allowance of 1,918,643                        11,595,603       (346,836)       11,248,767
     Prepaid expenses and current assets                                          428,063              -           428,063
                                                                            -------------     ----------     -------------
          Total current assets                                                101,514,508       (346,836)      101,167,672
                                                                            -------------     ----------     -------------
     Property and equipment:
          Equipment                                                            15,151,077              -        15,151,077
          Furniture and fixtures                                                  172,521              -           172,521
          Leasehold Improvements                                                   41,606              -            41,606
                                                                            -------------     ----------     -------------
                                                                               15,365,204              -        15,365,204
          Less-Accumulated depreciation and amortization                       (3,061,370)             -        (3,061,370)
                                                                             ------------     ----------     -------------
     Property and equipment, net                                               12,303,834              -        12,303,834
     Restricted cash                                                            1,868,632              -         1,868,632
     Goodwill, net of accumulated amortization of $166,652                     19,819,676              -        19,819,676
     Other assets                                                                 528,020              -           528,020
                                                                            -------------     ----------     -------------
          Total assets                                                      $ 136,034,670     $ (346,836)    $ 135,687,834
                                                                            =============     ==========     =============

                             Liabilities and Stockholders Equity
Current Liabilities:
     Accounts payable                                                       $  10,691,870     $        -     $  10,691,870
     Accrued expenses                                                           3,870,849              -         3,870,849
     Current portion of note payable                                              361,556              -           361,556
     Current portion of long-term capital lease obligations                       423,085              -           423,085
     Deferred revenues                                                            595,390              -           595,390
                                                                            --------------    ----------     -------------
          Total current liabilities                                            15,942,750              -        15,942,750
     Note payable, net of current portion                                         650,128              -           650,128
     Long-term capital lease obligations, net of current portion                  344,903              -           344,903
                                                                            -------------     ----------     -------------
          Total liabilities                                                    16,937,781              -        16,937,781

Stockholders' Equity
     Common stock, $0.001 par value, 53,333,333 shares authorized,
      23,471,522 shares issued and outstanding at September 30, 2000               24,060              -            24,060
     Additional paid-in-capital                                               142,793,727              -       142,793,727
     Notes receivable for common stock                                            (24,749)             -           (24,749)
     Retained deficit                                                         (23,696,149)      (346,836)      (24,042,985)
                                                                            -------------     ----------     -------------
          Total stockholders' equity                                          119,096,889       (346,836)      118,750,053
                                                                            -------------     ----------     -------------
          Total liabilities and stockholders' equity                        $ 136,034,670     $ (346,836)    $ 135,687,834
                                                                            =============     ==========     =============

Statement of Operations


                                                                           (Unaudited)
                                                          ---------------------------------------------
                                                          For the three months ended September 30, 2000
                                                          ---------------------------------------------
                                                           As reported     Adjustments       Restated
                                                          -------------   -------------   -------------
Revenue:
Service-fee based revenue                                 $  14,394,581   $  (1,261,408)  $  13,133,173
Commission-based revenue                                        287,994               -         287,994
                                                          -------------   -------------   -------------
Total revenue                                                14,682,575      (1,261,408)     13,421,167
                                                          -------------   -------------   -------------

Operating Expenses
  Cost of revenues                                            8,973,856               -       8,973,856
  Sales and marketing                                         4,592,783        (100,000)      4,492,783
  Research and development                                    3,387,228               -       3,387,228
  General and administrative                                  4,515,341               -       4,515,341
                                                          -------------   -------------   -------------
Total operating expenses                                     21,469,208        (100,000)     21,369,208
                                                          -------------   -------------   -------------
Operating loss                                               (6,786,633)     (1,161,408)     (7,948,041)
Other income                                                          -         814,572         814,572
Interest Income, net                                          1,433,435               -       1,433,435
                                                          -------------   -------------   -------------
Loss before provision for income taxes                       (5,353,198)       (346,836)     (5,700,034)
Provision for income taxes                                            -               -               -
                                                          -------------   -------------   -------------
  Net loss attributable to common stockholders            $  (5,353,198)  $    (346,836)  $  (5,700,034)
                                                          =============   =============   =============
    Net loss per share basic and diluted                  $       (0.23)  $       (0.01)  $       (0.24)
                                                          =============   =============   =============

Weighted average number of common shares
 outstanding, basic and diluted                              23,471,522                      23,471,522
                                                          =============                   =============


                                                                          (Unaudited)
                                                          ---------------------------------------------
                                                               Nine Months Ended September 30, 2000
                                                          ---------------------------------------------
                                                           As reported      Adjustments      Restated
                                                          -------------   -------------   -------------
Revenue:
Service-fee based revenue                                 $  34,520,418   $  (1,261,408)  $  33,259,010
Commission-based revenue                                        970,275               -         970,275
Total revenue                                             -------------   -------------   -------------
                                                             35,490,693      (1,261,408)     34,229,285

Operating Expenses
  Cost of revenues                                           22,453,444               -      22,453,444
  Sales and marketing                                        10,994,669        (100,000)     10,894,669
  Research and development                                    8,782,306               -       8,782,306
  General and administrative                                 11,965,636               -      11,965,636
                                                          -------------   -------------   -------------
Total operating expenses                                     54,196,055        (100,000)     54,096,055
                                                          -------------   -------------   -------------
Operating loss                                              (18,705,362)     (1,161,408)    (19,866,770)
Other income, net                                                     -         814,572         814,572
Interest Income, net                                          3,850,288               -       3,850,288
                                                          -------------   -------------   -------------
Loss before provision for income taxes                      (14,855,074)       (346,836)    (15,201,910)
Provision for income taxes                                            -               -
                                                          -------------   -------------   -------------
  Net loss                                                $ (14,855,074)  $    (346,836)  $ (15,201,910)
Cumulative dividends on participating preferred stock     $      (2,411)  $           -   $      (2,411)
                                                          -------------   -------------   -------------
  Net loss attributable to common stockholders            $ (14,857,485)  $    (346,836)  $ (15,204,321)
                                                          =============   =============   =============
    Net loss per share basic and diluted                  $       (0.67)  $       (0.02)  $       (0.69)
                                                          =============   =============   =============

Weighted average number of common shares                     22,014,303                      22,014,303
 outstanding, basic and diluted                           =============                   =============

Statement of Cash Flows


                                                                                                 (Unaudited)
                                                                                  --------------------------------------------
                                                                                      Nine Months Ended September 30, 2000
                                                                                  --------------------------------------------
                                                                                  As Reported      Adjustments        Restated
                                                                                  -----------      -----------        --------
Cash Flow From Operating Activities:
Net Loss                                                                        $  (14,855,074)    $ (346,836)     $ (15,201,910)
Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                   2,931,114              -          2,931,114
     Non-cash charge for warrants issued                                               208,500              -            208,500
     Changes in assets and liabilities:
       Increase in accounts receivable                                              (7,160,740)       346,836         (6,813,904)
       Decrease in prepaid expenses and other assets                                   409,889              -            409,889
       Increase in accounts payable                                                  5,244,683              -          5,244,683
       Increase in accrued expenses and other liabilities                            2,295,656              -          2,295,656
       Increase in deferred revenues                                                   595,390              -            595,390
                                                                                --------------     ----------      -------------
          Net cash used in operating activities                                    (10,330,582)             -        (10,330,582)
                                                                                --------------     ----------      -------------
Cash Flows From Investing Activities:
     Purchase of property and equipment                                            (12,434,870)             -        (12,434,870)
     Acquisition costs for webMillion, net of cash acquired                           (195,797)             -           (195,797)
                                                                                --------------     ----------      -------------
          Net cash used in investing activities                                    (12,630,667)             -        (12,630,667)
                                                                                --------------     ----------      -------------
Cash Flows From Financing Activities:
     Net payments under capital lease obligations                                     (376,381)             -           (376,381)
     Restricted cash                                                                  (600,000)             -           (600,000)
     Proceeds from initial public offering, net of issuance costs                  102,587,595              -        102,587,595
     Repayment of notes receivable for common stock                                    120,334              -            120,334
     Exercise of warrants                                                            3,843,793              -          3,843,793
     Distribution of dividends                                                        (401,140)             -           (401,140)
     Exercise of common stock options                                                  381,952              -            381,952
                                                                                --------------     ----------      -------------
          Net cash provided by financing activities                                105,556,153              -        105,556,153
                                                                                --------------     ----------      -------------

     Net increase in cash                                                           85,594,904              -         85,594,904
     Cash and cash equivalents, beginning of year                                    6,895,938              -          6,895,938
                                                                                --------------     ----------      -------------
     Cash and cash equivalents, end of year                                     $   89,490,842     $        -      $  89,490,842
                                                                                ==============     ==========      =============

9.    Subsequent Events

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

Nasdaq Delisting

     On April 16, 2002, the Company was notified that Nasdaq intended to initiate proceedings to delist the Company's common stock from the Nasdaq National Stock Market because of its failure to timely file with the SEC it annual report on Form 10-K for the year ended December 31, 2001. The Company has requested a hearing on the matter and has updated its financial statements, as of the date of this filing, prior to the hearing that is scheduled for May 17, 2002. However, the Company cannot assure you that its common stock will continue to be traded on the Nasdaq National Stock Market.

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

RECENT FINANCIAL ACCOUNTING DEVELOPMENTS

     On February 1, 2002, the Company's Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matter that was prompted by an SEC investigation of the Company. To assist in this inquiry, the Audit Committee and the Company each engaged special counsel and a forensic accounting firm. As a result, certain of the Company's financial results for the year ended December 31, 2000 and for the three quarters ended September 30, 2001 are being restated.

     Note 8 "Restatement of Financials" provides a reconciliation of the Company's previously reported unaudited balance sheet, statements of operations and cash flows as of and for the three and nine months ended September 30, 2000 with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

     For the three and nine months ended September 30, 2000 these adjustments reflect a decrease in revenue of approximately $1.3 million, a $100,000 reduction of sales and marketing expense and an increase to other income of approximately $815,000.

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

     Since inception, substantially all of our revenue has been derived from online advertising sales. We offer advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. We also offer direct marketing programs, which may be priced on a cost per action basis, such as cost for each new user registration. In January 1999, we began to charge our customers for the use of our adMonitor technology. For the nine months ended September 30, 2000, online advertising sales accounted for 93.1% of our revenue, and fees generated by our adMonitor technology accounted for 6.9% of our revenue.

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

     We believe that period to period comparisons of operating results are not always meaningful and that the results for any period should not be relied upon as an indication of future performance. For the nine months ended September 30, 2000, service fee-based contracts accounted for 97.9% of our revenue, and commission based contracts accounted for 2.1% of our revenue. For the nine months ended September 30, 1999, service fee-based contracts accounted for 62.3% of our revenue, and commission-based contracts accounted for 37.7% of our revenue.

     Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts and Internet connectivity and bandwidth costs associated with ad serving. We expect cost of revenue to increase on an absolute dollar basis in future periods as our revenue increases and as more of the contracts with Web publishers are structured as service fee-based contracts.

Results of Operations

     Revenue. Revenue increased 554.1% to $13.4 million for the three months ended September 30, 2000, from $2.0 million for the three months ended September 30, 1999. This increase was due to increases in the number of advertising customers that we serviced, the number of Web publishers on our network and the number of ads delivered. In addition, this increase was partly attributable to our adoption of service fee-based contracts and the initiation of our charging service fees to customers for the use of our adMonitor technology. On a year to date basis, revenue for the nine months ended September 30, 2000, totaled $34.2 million, an increase of $30.2 million or 761.50% over the nine months ended September 30, 1999.

     Cost of Revenue. Cost of revenue was $9.0 million for the three months ended September 30, 2000 and $1.0 million for the three months ended September 30, 1999. On a year to date basis, cost of revenue was $22.5 million for the nine months ended September 30, 2000 and $1.3 million for the nine months ended September 30, 1999.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses increased to $4.5 million, or 33.5% of revenue, for the three months ended September 30, 2000, compared to $1.2 million or 57.6% of revenue, for the three months ended September 30, 1999. Sales and marketing expenses increased to $10.9 million, or 31.8% of revenue, for the nine months ended September 30, 2000, compared to $3.0 million or 75.2% of revenue, for the nine months ended September 30, 1999. This increase was primarily due to an increase in the number of sales and marketing personnel. Our sales and marketing organization has grown to 115 employees as of September 30, 2000 from 65 employees as of September 30, 1999. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel, expand into new markets and continue to promote our advertising solutions.

     Research and Development. Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our adMonitor technology. To date, all research and development costs have been expensed as incurred. Research and development expenses increased to $3.4 million, or 25.2% of revenue, for the three months ended September 30, 2000, compared to $1.0 million, or 49.4% of revenue, for the three months ended September 30, 1999. Research and development expenses increased to $8.8 million, or 25.6% of revenue, for the nine months ended September 30, 2000, compared to $1.4, or 35.4% of revenue, for the nine months ended September 30, 1999. This increase was due primarily to the deployment and enhancement of our adMonitor technology. We expect research and development expenses to increase significantly on an absolute dollar basis in future periods.

     General and Administrative. General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses increased to $4.5 million, or 33.6% of revenue, for the three months ended September 30, 2000, compared to $1.4 million, or 66.7% of revenue, for the three months ended September 30, 1999. General and administrative expenses increased to $12.0 million, or 35.0% of revenue, for the nine months ended September 30, 2000, compared to $2.7 million, or 68.1% of revenue, for the nine months ended September 30, 1999. This increase was primarily a result of increases in personnel expenses, professional service fees and facility expenses necessary to support our growth. We expect general and administrative expenses to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company. For the quarter ended September 30, 2000, our bad debt expense related to uncollected advertising fees was $1.8 million.

     Other Income for the three and nine months ended September 30, 2000 Other income was $814,572. Other income consists primarily from legal settlements.

     Interest Income. Net interest income primarily consists of interest earned on cash balances, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Net interest income was $1.4 million for the three months ended September 30, 2000. Net interest expense was $46,300 for the three months ended September 30, 1999. On a year to date basis, net interest income for the nine months ended September 30, 2000 was $3.9 million, compared to net interest expense of $51,100 for the nine months ended September 30, 1999.

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

     Net cash used by operating activities was $10.3 million for the nine months ended September 30, 2000, and $3.2 for the nine months ended September 30, 1999. Cash used in operating activities for the nine months ended September 30, 2000 resulted from a net loss of $15.2 million, as well as a $6.8 million increase in accounts receivable, partially offset by a $7.5 million increase in accounts payable and accrued expenses, a $410,000 decrease in prepaids and other current assets and a $595,000 increase in deferred revenue. Cash used in operating activities for the nine months ended September 30, 1999 resulted from a net loss of $4.5 million, a $1.8 million increase in accounts receivable and prepaids and other current assets, and a $53,000 decrease in deferred revenue partially offset by a $3.0 million increase in accounts payable and accrued expenses.

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

We have a history of losses and expect to incur substantial losses in the future

     We incurred net losses of approximately $15.2 million for the nine months ended September 30, 2000 and $5.8 million for the nine months ended September 30, 1999. Our accumulated deficit from inception, as of September 30, 2000, was approximately $24.0 million. We expect to continue to incur substantial net losses for the foreseeable future due to a high level of planned operating expenditures. We are making these expenditures in anticipation of higher revenue, but we cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will return to profitability.

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

From time to time, a small number of web publishers may account for a significant percentage of our advertising revenue and our failure to develop and sustain long-term relationships with web publishers, or the reduction in traffic of a current web publishers in our network, could limit our ability to generate revenue.

     For the three months ended September 30, 2000, one web publisher accounted for approximately 16% of our revenue. Our contracts with web publishers are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our web publishers will continue their relationships with us. Additionally, we may lose web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our web publishers.

From time to time, a limited number of marketers may account for a significant percentage of our revenue and a loss of one or more of those marketers could cause our results of operations to suffer.

     For the three months ended September 30, 2000, revenue from one marketer accounted for approximately more than 11% of our revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer.

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

10.1 Agreement and Plan of Merger dated July 7, 2000 by and among L90, Inc., WM Acquisition Corp., Inc., webMillion.com, Inc., Anthony Hauser and Kenneth Adcock, (previously filed on July 28, 2000 with the Commission as an Exhibit to L90's Current Report on Form 8-K, which is incorporated herein by reference).

     b. Reports on Form 8-K

     We filed a current report on Form 8-K dated July 24, 2000, Item 2, on July 28, 2000, announcing the completion of our acquisition of webMillion.com, Inc. Copies of the Agreement and Plan of Merger and the press release relating to the acquisition are appended as exhibits to the Report. We filed an amendment to our current report on Form 8-K/A dated July 24, 2000, Item 2, on October 5, 2000, to include financial statements and pro forma financial information with respect to our acquisition of webMillion.com, Inc., which is incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   L90, INC.


Dated: June 7, 2002                By:  /s/ Mitchell Cannold
                                      ---------------------------------------
                                   Name:  Mitchell Cannold
                                   Title: President & Chief Executive Officer

Dated: June 7, 2002                By:  /s/ Steven M. Kantor
                                      ---------------------------------------
                                   Name:  Steven M. Kantor
                                   Title: Vice President Finance

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