Form 10-Q/A
period 2001-03-31
L90 INC
filed 2002-06-11
CIK 1095158

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

     This Form 10-Q/A for the three months ended March 31, 2001 is being filed for the purpose of amending and restating Items 1 and 2 of Part 1 of Form 10-Q. These items are being amended and restated for the purpose of recording transactions identified by the Audit Committee of our Board of Directors, which commenced an independent internal investigation into the matter that was prompted by an SEC investigation of the Company. To assist in this inquiry, the Audit Committee and the Company each engaged special counsel and a forensic accounting firm. As a result, certain of the Company's financial results for the year ended December 31, 2000 and for the three quarters ended September 30, 2001 are being restated.

     Note 10 -- "Restatement of Financials" to the consolidated notes to the financial statements provides a reconciliation of the Company's previously reported unaudited balance sheet, statements of operations and cash flows as of and for the three months ended March 31, 2001 with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

     For the three months ended March 31, 2001 these adjustments reflect a decrease in revenue of approximately $2.7 million, a reduction in sales and marketing expense of approximately $1.9 million and a reduction in general and administrative of approximately $188,000.




                                    L90, INC.

                                TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
PART I
           Item 1. Condensed Consolidated Financial Statements
                     Consolidated Balance Sheets...............................................     3
                     Consolidated Statements of Operations.....................................     4
                     Consolidated Statements of Stockholders' Equity...........................     5
                     Consolidated Statements of Cash Flows.....................................     6
                     Notes to Consolidated Financial Statements................................     7
           Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................................    16
           Item 3. Quantitative and Qualitative Disclosures About Market Risk..................    26

PART II
           Item 1. Legal Proceedings...........................................................    27
           Item 2. Changes in Securities and Use of Proceeds...................................    27
           Item 6. Exhibits and Reports on Form 8-K............................................    27

SIGNATURES         ............................................................................    28

                                     PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                            L90, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       2001                 2000
                                                                                   -------------       -------------
                                                                                    (Restated)
                                             ASSETS
Current Assets:
      Cash and cash equivalents ................................................   $  68,822,525       $  72,653,394
      Accounts receivable, net allowance of $2,352,517 and $2,671,039 at
        March 31, 2001 and December 31, 2000, respectively .....................      10,979,645          13,188,732
      Notes receivable from officers ...........................................       1,480,000           1,480,000
      Prepaid expenses and other assets ........................................       1,516,446           1,981,166
                                                                                   -------------       -------------
                       Total current assets ....................................      82,798,616          89,303,292
                                                                                   -------------       -------------
      Investment in Zondigo ....................................................       1,950,000           1,950,000

      Property and equipment:
         Equipment .............................................................      15,415,856          16,566,587
         Furniture and fixtures ................................................         686,614             245,760
         Leasehold improvements ................................................         296,564              41,606
                                                                                   -------------       -------------
                                                                                      16,399,034          16,853,953
         Less--Accumulated depreciation and amortization .......................      (5,197,327)         (4,273,527)
                                                                                   -------------       -------------
                                                                                      11,201,707          12,580,426
       Restricted cash .........................................................       2,618,632           2,618,632
       Goodwill, net of accumulated amortization of $666,208 and $416,380 at
         March 31, 2001 and December 31, 2000, respectively ....................      19,320,020          19,569,848
       Other assets ............................................................         631,780             570,000
                                                                                   -------------       -------------
                      Total assets .............................................   $ 118,520,755       $ 126,592,198
                                                                                   =============       =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable .........................................................   $   7,274,575       $   7,642,170
      Accrued expenses .........................................................       2,090,080           2,813,350
      Current portion of note payable ..........................................         496,005             486,708
      Current portion of long-term capital lease obligations ...................         386,426             410,821
      Deferred revenues ........................................................       1,851,780             926,195
                                                                                   -------------       -------------
                  Total current liabilities ....................................      12,098,866          12,279,244
      Note payable, net of current portion .....................................         397,433             524,976
      Long-term capital lease obligations, net of current portion ..............         155,542             252,465
                                                                                   -------------       -------------
                  Total liabilities ............................................      12,651,841          13,056,685

Stockholders' Equity:
      Common stock, $0.001 par value, 53,333,333 shares authorized, 23,998,409
        shares issued and outstanding at March 31, 2001 and December 31, 2000 ..          24,097              24,096
      Additional paid-in capital ...............................................     142,847,019         142,845,553
      Notes receivable for common stock ........................................         (24,749)            (24,749)
      Retained deficit .........................................................     (36,977,453)        (29,309,387)
                                                                                   -------------       -------------
                  Total stockholders' equity ...................................     105,868,914         113,535,513
                                                                                   -------------       -------------
                  Total liabilities and stockholders' equity ...................   $ 118,520,755       $ 126,592,198
                                                                                   =============       =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED MARCH 31,
                                                               2001               2000
                                                           ------------       ------------
                                                            (Restated)
Revenue:
      Service fee-based revenue .....................      $  6,496,601       $  8,053,803
      Commission-based revenue ......................           591,535            529,667
                                                           ------------       ------------
            Total revenue ...........................         7,088,136          8,583,470
                                                           ------------       ------------

Operating expenses:
      Cost of service fee and other revenue .........         4,415,374          5,455,575
      Sales and marketing ...........................         4,381,311          2,908,254
      Research and development ......................         3,663,552          2,181,052
      General and administrative ....................         3,475,934          4,014,425
                                                           ------------       ------------
            Total operating expenses ................        15,936,171         14,559,306
                                                           ------------       ------------
Operating loss ......................................        (8,848,035)        (5,975,836)
Gain on sale of equipment ...........................           228,686                 --
Interest income, net ................................           951,283            977,798
                                                           ------------       ------------
Loss before provision for income taxes ..............        (7,668,066)        (4,998,038)
Provision for income taxes ..........................                --                 --
                                                           ------------       ------------
Net loss ............................................      $ (7,668,066)      $ (4,998,038)
                                                           ============       ============
Cumulative dividends on participating preferred stock                --             (2,411)
                                                           ------------       ------------
Net loss attributable to common stockholders ........      $ (7,668,066)      $ (5,000,449)
                                                           ============       ============

Net loss per share:
      Basic/Diluted .................................      $      (0.32)      $      (0.30)
                                                           ============       ============
Weighted average number of common shares outstanding:
      Basic/Diluted .................................        23,998,677         16,583,947
                                                           ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                           NOTES
                                                                                         RECEIVABLE
                                                                           ADDITIONAL       FOR
                                            PREFERRED        COMMON         PAID-IN        COMMON        RETAINED
                                              STOCK           STOCK         CAPITAL         STOCK        DEFICIT         TOTAL
                                          ----------------------------------------------------------------------------------------
BALANCE at December 31, 1999.............  $ 16,006,019       $6,693      $    181,901   $  (43,750)  $ (8,838,664)  $   7,312,199
Net loss.................................            --           --                --           --    (20,468,312)    (20,468,312)
Conversion of preferred stock into
   common stock..........................   (16,006,019)       5,276        16,000,743           --             --              --
Issuance of common upon IPO, net of
   costs of $9,537,405...................            --        7,475       102,580,120           --             --     102,587,595
Notes receivable for exercise of options.            --          267           101,066     (101,333)            --              --
Repayment of notes receivable for
   common stock..........................            --           --                --      120,334             --         120,334
Issuance of common stock for options.....            --          234           433,580           --             --         433,814
Issuance of common stock for purchase
  of webMillion..........................            --        2,000        19,498,001           --             --      19,500,001
Exercise of warrants.....................            --        1,113         3,842,680           --             --       3,843,793
Issuance of warrant......................            --           --           208,500           --             --         208,500
Cashless exercise of warrants............            --        1,038            (1,038)          --             --              --
Accrual of cumulative dividends on
   participating preferred stock.........            --           --                --           --         (2,411)         (2,411)
                                           ------------      -------      ------------    ---------  -------------   -------------

BALANCE at December 31, 2000.............            --       24,096       142,845,553      (24,749)   (29,309,387)    113,535,513
Net loss (Restated)......................            --           --                --           --     (7,668,066)     (7,668,066)
Issuance of common stock for options.....            --            1             1,466           --             --           1,467
                                           ------------      -------      ------------    ---------   ------------    ------------

BALANCE at March 31, 2001 (Restated).....  $         --      $24,097      $142,847,019    $ (24,749)  $(36,977,453)   $105,868,914
                                           ============      =======      ============    =========   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                   2001               2000
                                                                              -------------       -------------
                                                                                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................................      $  (7,668,066)      $  (4,998,038)
Adjustments to reconcile net loss to cash used in operating activities--
      Depreciation and amortization ....................................          1,592,916             434,845
      Gain on disposal of assets .......................................           (228,686)                 --
      Noncash charge for warrants issued ...............................                 --             208,500
      Changes in assets and liabilities:
            Decrease (increase) in accounts receivable .................          2,209,087          (3,100,082)
            Increase in notes receivable from officers .................                 --            (925,588)
            Decrease in prepaid expenses and other assets ..............            402,940             487,559
            (Decrease) increase in accounts payable ....................           (367,595)          3,281,079
            (Decrease) increase in accrued expenses ....................           (723,270)            161,437
            Increase in deferred revenues ..............................            925,585             190,600
                                                                              -------------       -------------
                  Net cash used in operating activities ................         (3,857,089)         (4,259,688)
                                                                              -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment .............................           (967,083)         (4,804,647)
        Proceeds from sale of assets ...................................          1,231,400                  --
                                                                              -------------       -------------
                  Net cash provided by (used in) investing activities ..            264,317          (4,804,647)
                                                                              -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (payments) borrowings under capital lease obligations ......           (239,564)            273,816
        Net borrowings under loan payable obligation ...................                 --              10,363
        Restricted cash ................................................                 --            (600,000)
        Proceeds from initial public offering, net of issuance costs ...                 --         102,587,595
        Repayment of notes receivable for common stock .................                 --              19,000
        Exercise of warrants ...........................................                 --           3,843,793
        Distribution of dividends ......................................                 --            (403,550)
        Exercise of common stock options ...............................              1,467             130,007
                                                                              -------------       -------------
                  Net cash (used in) provided by financing activities ..           (238,097)        105,861,024
                                                                              -------------       -------------
Net (decrease) increase in cash ........................................         (3,830,869)         96,796,689
Cash and cash equivalents, beginning of period .........................         72,653,394           6,895,938
                                                                              -------------       -------------
Cash and cash equivalents, end of period ...............................      $  68,822,525       $ 103,692,627
                                                                              =============       =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest .........................................................      $      38,188       $      62,321
                                                                              =============       =============
      Income taxes .....................................................      $       1,600       $          --
                                                                              =============       =============
SUMMARY OF NON-CASH FINANCING ACTIVITIES:
      Notes receivable for common stock ................................      $          --       $    (101,333)
                                                                              =============       =============
      Accrued dividends ................................................      $          --       $       2,411
                                                                              =============       =============
      Cashless exercise of warrants ....................................      $          --       $       1,038
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.    INTERIM RESULTS

      The unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2001 and 2000 have been prepared by the Company and are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and the Company's cash flows for the three month periods ended March 31, 2001 and 2000. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000 as included in the Company's annual report on Form 10-K/A.

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

      d.    CASH AND CASH EQUIVALENTS

      For purposes of the balance sheets and statements of cash flows, cash and cash equivalents include all cash instruments due on demand or with an original maturity of 90 days or less.

      The Company maintained its cash balances in six financial institutions during 2001 and 2000. The cash balances in each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2001 and December 31, 2000, the Company's uninsured cash balances, including both restricted and unrestricted cash, totaled $71,341,157 and $75,172,026, respectively.

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

                            L90, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, disclosure and presentation of revenue in financial statements. SAB 101, as amended by SAB 101A and SAB 101B, was adopted in the fiscal year of 2000, and did not have a material impact on the Company's financial position or the results of operations.

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

      p.    CERTAIN RECLASSIFICATIONS

      Certain reclassifications were made to previously reported amounts in the accompanying condensed consolidated financial statements and related notes to make them consistent with the current presentation format of the Company.

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

      The following statements provide a reconciliation of the Company's previously reported unaudited balance sheet, statements of operations and cash flows as of and for the three months ended March 31, 2001 with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

      For the three months ended March 31, 2001, these adjustments reflect a decrease in revenue of approximately $2.7 million, a reduction of sales and marketing expenses of approximately $1.9 million and a reduction to General and Administrative expenses of approximately $188,000.

Consolidated Balance Sheet


                                                                                 (Unaudited)
                                                                  --------------------------------------------
                                                                               At March 31, 2001
                                                                  --------------------------------------------
                                                                   As Reported     Adjustments      Restated
                                                                  ------------    ------------    ------------
          ASSETS

Current Assets:
  Cash and equivalents                                            $ 68,822,525    $        --     $ 68,822,525
  Accounts receivable, net of allowance of $2,352,517               12,331,372      (1,351,727)     10,979,645
  Notes receivable from officers                                     1,480,000             --        1,480,000
  Prepaid expenses and current assets                                1,516,446             --        1,516,446
                                                                  ------------     -----------    ------------
    Total current assets                                            84,150,343      (1,351,727)     82,798,616
                                                                  ------------     -----------    ------------
  Investment in Zondigo                                              1,950,000              --       1,950,000
  Property and equipment:
    Equipment                                                       15,415,856              --      15,415,856
    Furniture and fixtures                                             686,814              --         686,614
    Leasehold improvements                                             296,564              --         296,564
                                                                  ------------     -----------    ------------
                                                                    16,399,034              --      16,399,034
    Less-Accumulated depreciation and amortization                  (5,197,327)             --      (5,197,327)
                                                                  ------------     -----------    ------------
  Property and equipment, net                                       11,201,707              --      11,201,707
                                                                  ------------     -----------    ------------
  Restricted cash                                                    2,618,632              --       2,618,632
  Goodwill, net of accumulated amortization of $666,208             19,320,020              --      19,320,020
  Other assets                                                         631,780              --         631,780
                                                                  ------------     -----------    ------------
    Total assets                                                  $119,872,482     $(1,351,727)   $118,520,755
                                                                  ============     ===========    =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                $  7,274,575     $        --     $ 7,274,575
  Accrued expenses                                                   2,090,080              --       2,090,080
  Current portion of note payable                                      496,005              --         496,005
  Current portion of long-term capital lease obligations               386,426              --         386,426
  Deferred revenues                                                  1,870,438         (18,658)      1,851,780
                                                                  ------------     -----------     -----------
    Total current liabilities                                       12,117,524         (18,658)     12,098,866
  Note payable, net of current portion                                 397,433              --         397,433
  Long-term capital lease obligations, net of current portion          155,542              --         155,542
                                                                  ------------     -----------     -----------
    Total liabilities                                               12,670,499         (18,658)     12,651,841


Stockholders' Equity:
  Common stock, $0.001 par value, 53,333,333 shares authorized,
    23,998,409 shares issued and outstanding at March 31, 2001          24,097                          24,097
  Additional paid-in capital                                       142,847,019                     142,847,019
  Notes receivable for common stock                                    (24,749)                        (24,749)
  Retained deficit                                                 (35,644,384)     (1,333,069)    (36,977,453)
                                                                  ------------     -----------    ------------
    Total stockholders' equity                                     107,201,983      (1,333,069)    105,868,914
                                                                  ------------     -----------    ------------
    Total liabilities and stockholders' equity                    $119,872,482     $(1,351,727)   $118,520,755
                                                                  ============     ===========    ============

STATEMENT OF OPERATIONS:

                                                                                 (Unaudited)
                                                                  -------------------------------------------
                                                                   For the three months ended March 31, 2001
                                                                  -------------------------------------------
                                                                  As Reported     Adjustments      Restated
                                                                  -----------     -----------     -----------
REVENUE:
Service-fee based revenue                                         $ 9,183,736     $(2,687,135)    $ 6,496,601
Commission-based revenue                                              591,535              --         591,535
                                                                  -----------     -----------     -----------
Total revenue                                                       9,775,271      (2,687,135)      7,088,136
                                                                  -----------     -----------     -----------
Operating Expenses
  Cost of revenues                                                  4,415,374              --       4,415,374
  Sales and marketing                                               6,304,311      (1,923,000)      4,381,311
  Research and development                                          3,663,552              --       3,663,552
  General and administrative                                        3,664,290        (188,356)      3,475,934
                                                                  -----------     -----------     -----------
Total operating expenses                                           18,047,527      (2,111,356)     15,936,171
                                                                  -----------     -----------     -----------
Operating loss                                                     (8,272,256)       (575,779)     (8,848,035)
Gain on sale of equipment                                             228,686              --         228,686
Interest income, net                                                  951,283              --         951,283
                                                                  -----------     -----------     -----------
Loss before provision for income taxes                             (7,092,287)       (575,779)     (7,668,066)
                                                                  -----------     -----------     -----------
Provision for income taxes                                                 --              --              --
                                                                  -----------     -----------     -----------
  Net loss attributable to common stock holders                   $(7,092,287)    $  (575,779)    $(7,668,066)
                                                                  ===========     ===========     ===========
    Net loss per share basic and diluted                          $     (0.30)    $     (0.02)    $     (0.32)
                                                                  ===========     ===========     ===========
  Weighted average number of common shares
    outstanding, basic and diluted                                 23,998,677                      23,998,677
                                                                  ===========                     ===========


STATEMENT OF CASH FLOWS:

                                                                                  (Unaudited)
                                                                  -------------------------------------------
                                                                       Three Months Ended March 31, 2001
                                                                  -------------------------------------------
                                                                  As Reported     Adjustments      Restated
                                                                  -----------     -----------     -----------
Cash Flow From Operating Activities:
Net loss                                                          $(7,092,287)     $(575,779)     $(7,668,066)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and amortization                                     1,592,916             --        1,592,916
  Gain on disposal of equipment                                      (228,686)            --         (228,686)
  Changes in assets and liabilities:
    Decrease in accounts receivable                                 1,633,308        575,779        2,209,087
    Decrease in prepaid expenses and other assets                     402,940             --          402,940
    Decrease in accounts payable                                     (367,595)            --         (367,595)
    Decrease in accrued expenses and other liabilities               (723,270)            --         (723,270)
    Increase in deferred revenues                                     925,585             --          925,585
                                                                  -----------      ---------      -----------
      Net cash used in operating activities                        (3,857,089)            --       (3,857,089)
                                                                  -----------      ---------      -----------
Cash Flows From Investing Activities:
  Proceeds from sale of assets                                      1,231,400             --        1,231,400
  Purchase of equipment                                              (967,083)            --         (967,083)
                                                                  -----------      ---------      -----------
      Net cash used in investing activities                           264,317             --          264,317
                                                                  -----------      ---------      -----------
Cash Flows From Financing Activities:
  Net payments under capital lease obligations                       (239,564)            --         (239,564)
  Exercise of common stock options                                      1,467             --            1,467
                                                                  -----------      ---------      -----------
      Net cash provided by financing activities                      (238,097)            --         (238,097)
                                                                  -----------      ---------      -----------
  Net decrease in cash                                             (3,830,869)            --       (3,830,869)
  Cash and cash equivalents, beginning of year                     72,653,394             --       72,653,394
                                                                  -----------      ---------      -----------
  Cash and cash equivalents, end of year                          $68,822,525      $      --      $68,822,525
                                                                  ===========      =========      ===========

11.   SUBSEQUENT EVENTS

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

Securities Class Actions

      Beginning on March 21, 2002, following the announcement of the SEC investigation and the internal investigation of the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against the Company and certain of its former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company's common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the Company, and the other named defendants, made false or misleading statements of material fact about the Company's financial statements, including its revenues, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek and unspecified amount of damages on behalf of persons who purchased the Company's common stock during the purported class period. The actions are still in the preliminary stages and the Company is unable to assess at this time the merits of the actions, therefore, it is not possible for the Company to quantify the extent of its potential liability, if any. Any unfavorable outcome in these actions could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RECENT FINANCIAL ACCOUNTING DEVELOPMENTS

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

      Note 10 "Restatement of Financials" provides a reconciliation of the Company's previously reported unaudited balance sheet, statements of operations and cash flows as of and for the three months ended March 31, 2001 with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

      For the three months ended March 31, 2001 these adjustments reflect a decrease in revenue of approximately a $2.7 million, a reduction of sales and marketing expenses of approximately $1.9 million and approximately a $188,000 reduction to general and administrative expenses. No adjustments were reflected for the three months ended March 31, 2000.

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

      Since inception, the majority of our revenue has been derived from online advertising sales. We offer advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. We also offer direct marketing programs, which may be priced on a cost per action basis, such as cost for each new user registration. In January 1999, we began to charge our customers for the use of our adMonitor technology. For the quarter ended March 31, 2001, online advertising sales accounted for 77.4% of our revenue, and fees generated by our adMonitor technology accounted for 22.6% of our revenue.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      REVENUE. Revenue decreased 17.4% to $7.1 million for the three months ended March 31, 2001 from $8.6 million for the three months ended March 31, 2000. This decrease was due to a contraction in the overall advertising market.

      COST OF REVENUE. Cost of revenue was $4.4 million for the three months ended March 31, 2001 and $5.5 million for the three months ended March 31, 2000. The decrease in cost of revenue was primarily due to the conversion to commission-based revenue from service-based revenue as a percentage of total revenues.

      SALES AND MARKETING. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses increased to $4.4 million, or 61.8% of revenue, for the three months ended March 31, 2001, compared to $2.9 million or 33.9% of revenue, for the three months ended March 31, 2000. This increase was primarily due to an increase in revenues and the number of sales and marketing personnel. Our sales and marketing organization has grown to 133 employees as of March 31, 2001 from 87 employees as of March 31, 2000. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel, expand into new markets and continue to promote our advertising solutions.

      RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our adMonitor technology. To date, all research and development costs have been expensed as incurred. Research and development expenses increased to $3.7 million, or 51.7% of revenue, for the three months ended March 31, 2001, compared to $2.2 million, or 25.4% of revenue, for the three months ended March 31, 2000. This increase was due primarily to the development and enhancement of our adMonitor technology. We expect research and development expenses to increase on an absolute dollar basis in future periods.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses decreased to $3.5 million, or 49.0% of revenue, for the three months ended March 31, 2001, compared to $4.0 million, or 46.8% of revenue, for the three months ended March 31, 2000. This decrease was primarily a result of our continuing efforts to streamline operations, implement cost savings, and reduce bad debt expense. For the three months ended March 31, 2001 and 2000, our bad debt expense related to uncollected advertising fees was $152,000 and $442,000, respectively.

INTEREST INCOME. Interest income primarily consists of interest earned on cash balances, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Net interest income was $951,000 and $978,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in interest income resulted primarily from the use of cash proceeds from our initial public offering of common stock as working capital to fund normal business operations.

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

      Net cash used by operating activities was $3.9 million for the three months ended March 31, 2001, and $4.3 million for the three months ended March 31, 2000. Cash used in operating activities for the three months ended March 31, 2001 resulted from a net loss of $7.7 million, as well as a $1.1 million decrease in accounts payable and accrued expenses, partially offset by a $2.2 million decrease in accounts receivable, a $1.6 million increase in depreciation and amortization and a $1.0 million increase in deferred revenue. Cash used in operating activities for the three months ended March 31, 2000 resulted from a net loss of $5.0 million, a $3.1 million increase in accounts receivable, partially offset by a $3.4 million increase in accounts payable and accrued expenses.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR SUBSTANTIAL LOSSES IN THE FUTURE

      We incurred net losses attributable to common stockholders of approximately $7.7 million for the three months ended March 31, 2001 and $5.0 million for the three months ended March 31, 2000. Our accumulated deficit from inception, as of March 31, 2001, was approximately $37.0 million. We expect to continue to incur substantial net losses for the foreseeable future due to a high level of planned operating expenditures. We are making these expenditures in anticipation of higher revenue, but we cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will return to profitability.

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

      For the three months ended March 31, 2001, no web publisher accounted for more than 10% of our revenue. Our contracts with Web publishers are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers.

FROM TIME TO TIME, A LIMITED NUMBER OF MARKETERS MAY ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE AND A LOSS OF ONE OR MORE OF THESE MARKETERS COULD CAUSE OUR RESULTS OF OPERATIONS TO SUFFER.

      For the three months ended March 31, 2001, revenue from no marketer accounted for more than 10 percent of our revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer.

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

      We did not hold derivative financial instruments as of March 31, 2001, and have never held these instruments in the past.

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

                                     L90, INC.



Dated: June 7, 2002                  By: /s/ Mitchell Cannold
                                         ---------------------------------------
                                     Name:  Mitchell Cannold
                                     Title: President & Chief Executive Officer


Dated: June 7, 2002                  By: /s/ Steven M. Kantor
                                         ---------------------------------------
                                     Name:  Steven M. Kantor
                                     Title: Vice President, Finance