Form 10-Q/A
period 2001-06-30
L90 INC
filed 2002-06-11
CIK 1095158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

     This Form 10-Q/A for the three and six months ended June 30, 2001 is being filed for the purpose of amending and restating Items 1 and 2 of Part 1 of Form 10-Q. These items are being amended and restated for the purpose of recording transactions identified by the Audit Committee of our Board of Directors, which commenced an independent internal investigation into the matter that was prompted by an SEC investigation of the Company. To assist in this inquiry, the Audit Committee and the Company each engaged special counsel and a forensic accounting firm. As a result, certain of the Company's financial results for the year ended December 31, 2000 and for the three quarters ended September 30, 2001 are being restated.

     Note 10 — “Restatement of Financials” to the consolidated notes to the financial statements provides a reconciliation of the Company’s previously reported unaudited balance sheet, statements of operations and cash flows as of and for the three and six months ended June 30, 2001 with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

     For the three and six months ended June 30, 2001 these adjustments reflect a decrease in revenue of approximately $1.5 million and $4.2 million, respectively, a reduction in sales and marketing expense of $500,000 and approximately $2.4 million, respectively, a reduction in general and administrative of approximately $878,000 and approximately $1.1 million, respectively. In addition, for the three and six months ended June 30, 2001, other income increased by $545,000.

L90, INC.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

L90, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2001	2000

	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$63,275,892	$72,653,394
Accounts receivable, net allowance of $3,203,593 and $2,671,039 at June 30, 2001 and December 31, 2000, respectively	17,228,790	13,188,732
Notes receivable from officers	1,480,000	1,480,000
Prepaid expenses and other assets	2,039,468	1,981,166

Total current assets	84,024,150	89,303,292

Investment in Zondigo	1,950,000	1,950,000
Property and equipment:
Equipment	15,583,017	16,566,587
Furniture and fixtures	735,011	245,760
Leasehold improvements	345,130	41,606

	16,663,158	16,853,953
Less—Accumulated depreciation and amortization	(6,489,081)	(4,273,527)

Property and equipment, net	10,174,077	12,580,426
Restricted cash	2,618,632	2,618,632
Goodwill, net of accumulated amortization of $956,839 and $416,380 at June 30, 2001 and December 31, 2000, respectively	25,557,840	19,569,848
Other assets	475,309	570,000

Total assets	$124,800,008	$126,592,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,066,583	$7,642,170
Accrued expenses	2,230,511	2,813,350
Current portion of note payable	1,266,365	486,708
Current portion of long-term capital lease obligations	310,056	410,821
Deferred revenues	2,746,530	926,195

Total current liabilities	21,620,045	12,279,244
Note payable, net of current portion	248,318	524,976
Long-term capital lease obligations, net of current portion	55,479	252,465

Total liabilities	21,923,842	13,056,685
Stockholders’ Equity:
Common stock, $0.001 par value, 53,333,333 shares authorized, 24,913,058 shares issued and outstanding at June 30, 2001 and 23,998,409 at December 31, 2000	25,011	24,096
Additional paid-in capital	145,074,445	142,845,553
Notes receivable for common stock	(24,749)	(24,749)
Retained deficit	(42,198,541)	(29,309,387)

Total stockholders’ equity	102,876,166	113,535,513

Total liabilities and stockholders’ equity	$124,800,008	$126,592,198

The accompanying notes are an integral part of these consolidated financial statements.

L90, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Restated)		(Restated)
Revenue:
Service-fee based revenue	$6,179,212	$12,072,034	$12,675,813	$20,125,910
Commission-based revenue	1,334,855	152,614	1,926,390	682,208

Total revenue	7,514,067	12,224,648	14,602,203	20,808,118

Operating Expenses
Cost of revenues	3,573,591	8,024,013	7,988,965	13,479,588
Sales and marketing	3,695,993	3,493,646	8,077,304	6,401,900
Research and development	3,533,557	3,214,026	7,197,109	5,395,220
General and administrative	3,167,527	3,435,712	6,643,461	7,450,137

Total operating expenses	13,970,668	18,167,397	29,906,839	32,726,845

Operating loss	(6,456,601)	(5,942,749)	(15,304,636)	(11,918,727)
Gain on sale of equipment	—	—	228,686	—
Other income, net	545,000	—	545,000	—
Interest Income, net	690,513	1,439,055	1,641,796	2,416,851

Loss before provision for income taxes	(5,221,088)	(4,503,694)	(12,889,154)	(9,501,876)
Provision for income taxes	—	—	—	—

Net loss	(5,221,088)	(4,503,694)	(12,889,154)	(9,501,876)

Cumulative dividends on participating preferred stock	—	—	—	(2,411)

Net loss attributable to common stockholders	$(5,221,088)	$(4,503,694)	$(12,889,154)	$(9,504,287)

Net loss per share:
Basic/Diluted	$(0.21)	$(0.20)	$(0.53)	$(0.49)

Weighted average number of common shares outstanding:
Basic/Diluted	24,476,269	21,985,072	24,237,476	19,317,951

The accompanying notes are an integral part of these consolidated financial statements.

L90, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Notes
				Receivable
			Additional	for
	Preferred	Common	Paid-in	Common	Retained
	Stock	Stock	Capital	Stock	Deficit	Total

BALANCE at December 31, 1999	$16,006,019	$6,693	$181,901	$(43,750)	$(8,838,664)	$7,312,199
Net loss	—	—	—		(20,468,312)	(20,468,312)
Conversion of preferred stock into common stock	(16,006,019)	5,276	16,000,743	—	—	—
Issuance of common upon IPO, net of costs of $9,537,405	—	7,475	102,580,120	—	—	102,587,595
Notes receivable for exercise of options	—	267	101,066	(101,333)	—	—
Repayment of notes receivable for common stock	—	—	—	120,334	—	120,334
Issuance of common stock for options	—	234	433,580	—	—	433,814
Issuance of common stock for purchase of webMillion	—	2,000	19,498,001	—	—	19,500,001
Exercise of warrants	—	1,113	3,842,680	—	—	3,843,793
Issuance of warrant	—	—	208,500	—	—	208,500
Cashless exercise of warrants	—	1,038	(1,038)	—	—	—
Accrual of cumulative dividends on participating preferred stock	—	—	—	—	(2,411)	(2,411)

BALANCE at December 31, 2000	—	24,096	142,845,553	(24,749)	(29,309,387)	113,535,513
Net loss (Restated)	—	—	—	—	(12,889,154)	(12,889,154)
Issuance of common stock for purchase of net assets of a Company	—	914	2,227,426	—	—	2,228,340
Issuance of common stock for options	—	1	1,466	—	—	1,467

BALANCE at June 30, 2001 (Restated)	$—	$25,011	$145,074,445	$(24,749)	$(42,198,541)	$102,876,166

The accompanying notes are an integral part of these consolidated financial statements.

L90, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2001 (Restated)	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,889,154)	$(9,501,876)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,175,302	1,727,109
Non-cash charge for warrants issued	—	208,500
Gain on disposal of assets	(228,686)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	5,695,312	(5,984,814)
Decrease (increase) in prepaid expenses and other assets	46,466	(150,172)
Decrease (increase) in accounts payable	(3,462,475)	3,793,661
Decrease (increase) in accrued expenses	(1,182,872)	1,842,336
Increase in deferred revenues	1,749,842	717,184

Net cash used in operating activities	(7,096,265)	(7,348,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of a business	(1,835,568)	—
Proceeds from sale of assets	1,231,400	—
Purchase of property and equipment	(1,181,208)	(11,779,338)

Net cash used in investing activities	(1,785,376)	(11,779,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under capital lease obligations	(497,328)	239,795
Restricted cash	—	(600,000)
Proceeds from initial public offering, net of issuance costs	—	102,587,595
Repayment of notes receivable for common stock	—	120,334
Exercise of warrants	—	3,843,793
Distribution of dividends	—	(401,140)
Exercise of common stock options	1,467	186,713

Net cash (used in) provided by financing activities	(495,861)	105,977,090

Net increase (decrease) in cash	(9,377,502)	86,849,680
Cash and cash equivalents, beginning of period	72,653,394	6,895,938

Cash and cash equivalents, end of period	$63,275,892	$93,745,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$73,841	$116,726

Purchase of a business
Fair value of assets acquired	$9,795,371	$—
Liabilities assumed	(11,072,338)	—
Goodwill	6,483,486	—
Less: common stock issued	(2,228,340)	—
Less: note payable to former shareholder	(702,576)	—
Costs of purchase	(485,000)	—

Cash paid for purchase of business	$1,790,603	$—

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
Notes receivable for common stock	$—	$(24,749)

Accrued dividends	$—	$2,411

Cashless exercise of warrants	$—	$1,038

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

2. Summary of Significant Accounting Policies

     a.     Interim Results

     The unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2001 and 2000 have been prepared by the Company and are unaudited. In the Company’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001, stockholders equity for the three and six month periods ended June 30, 2001 and the results of the Company's operations and cash flows for the six month periods ended June 30, 2001 and 2000. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2000 as included in the Company’s annual report on Form 10-K/A.

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

     The Company maintained its cash balances in six financial institutions during 2001 and 2000. The cash balances in each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2001 and December 31, 2000, the Company’s uninsured cash balances, including both restricted and unrestricted cash, totaled $65,794,524 and $75,172,026, respectively.

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

     o.     Principles of Consolidation

     The Company’s consolidated financials as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and 2000, include the accounts of the Company and its subsidiary from its respective date of acquisition (see note 3). All significant intercompany transactions and balances have been eliminated in consolidation.

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

     On May 14, 2001, the Company purchased substantially all the assets of a company. Pursuant to the Asset Purchase Agreement the Company paid $1,835,568 in cash, issued 914,210 shares of the Company’s common stock and incurred $702,576 in a note payable to the former shareholder of the company. The recorded purchase price excludes contingent increases associated with earn out provisions which could increase the purchase price by up to $1,000,000 if defined operating income provisions are met.

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

6. Common Stock Warrants

L90, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The following statements provide a reconciliation of the Company's previously reported unaudited balance sheet, statements of operations and cash flows as of and for the three and six months ended June 30, 2001 with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

     For the three and six months ended June 30, 2001, these adjustments reflect decrease in revenue of approximately $1.5 million and approximately $4.2 million, respectively, a reduction in sales and marketing expense of $500,000 and approximately $2.4 million, respectively, a reduction in general and administrative of approximately $878,000 and approximately $1.1 million, respectively. In addition, for the three and six months ended June 30, 2001, other income increased by $545,000.

CONSOLIDATED BALANCE SHEET
June 30, 2001
(Unaudited)

     Assets

	As Reported	Adjustments	Restated

Current Assets:
Cash and equivalents	$63,275,892	$—	$63,275,892
Accounts receivable, net of allowance of $3,203,593	18,156,354	(927,564)	17,228,790
Notes receivable from officers	1,480,000	—	1,480,000
Prepaid expenses and current assets	2,039,468	—	2,039,468

Total current assets	84,951,714	(927,564)	84,024,150

Investment in Zondigo	1,950,000	—	1,950,000
Property and equipment:
Equipment	15,583,017	—	15,583,017
Furniture and fixtures	735,011	—	735,011
Leasehold improvements	345,130	—	345,130

	16,663,158	—	16,663,158
Less-Accumulated depreciation and amortization	(6,489,081)	—	(6,489,081)

Property and equipment, net	10,174,077	—	10,174,077
Restricted cash	2,618,632	—	2,618,632
Goodwill, net of accumulated amortization of $956,839	25,557,840	—	25,557,840
Other Assets	475,309	—	475,309

Total assets	$125,727,572	$(927,564)	$124,800,008

Current Liabilities:
Accounts payable	$15,066,583	$—	$15,066,583
Accrued expenses	2,230,511	—	2,230,511
Current portion of note payable	1,266,365	—	1,266,365
Current portion of long-term capital lease obligations	310,056	—	310,056
Deferred revenues	2,765,112	(18,582)	2,746,530

Total current liabilities	21,638,627	(18,582)	21,620,045
Note payable, net of current portion	248,318	—	248,318
Long-term capital lease obligations, net of current portion	55,479	—	55,479

Total liabilities	21,942,424	(18,582)	21,923,842
Stockholders’ Equity:
Common stock, $0.001 par value, 53,333,333 shares authorized, 24,913,058 shares issued and outstanding at June 30, 2001	25,011	—	25,011
Additional paid-in capital	145,074,445	—	145,074,445
Notes receivable for common stock	(24,749)		(24,749)
Retained deficit	(41,289,559)	(908,982)	(42,198,541)

Total stockholders’ equity	103,785,148	(908,982)	102,876,166

Total liabilities and stockholders’ equity	$125,727,572	$(927,564)	$124,800,008

STATEMENT OF OPERATIONS

	(Unaudited) For the three months ended June 30, 2001

	As Reported	Adjustments	Restated

Revenue:
Service-fee based revenue	$7,678,428	$(1,499,216)	$6,179,212
Commission-based revenue	1,334,855	—	1,334,855

Total revenue	9,013,283	(1,499,216)	7,514,067

Operating expenses
Cost of revenues	3,573,591	—	3,573,591
Sales and marketing	4,195,993	(500,000)	3,695,993
Research and development	3,533,557	—	3,533,557
General and administrative	4,045,906	(878,379)	3,167,527

Total Operating expenses	15,349,047	(1,378,379)	13,970,668

Operating loss	(6,335,764)	(120,837)	(6,456,601)
Other income, net	—	545,000	545,000
Interest income, net	690,513	—	690,513

Loss before provision for income taxes	(5,645,251)	424,163	(5,221,088)
Provision for income taxes	—	—	—

Net loss attributable to common stockholders	$(5,645,251)	$424,163	$(5,221,088)

Net loss per share basic and diluted	$(0.23)	$0.02	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	24,476,269		24,476,269

	(Unaudited) For the six months ended June 30, 2001

	As Reported	Adjustments	Restated

Revenue:
Service-fee based revenue	$16,862,164	$(4,186,351)	$12,675,813
Commission-based revenue	1,926,390	—-	1,926,390

Total revenue	18,788,554	(4,186,351)	14,602,203

Operating expenses
Cost of revenues	7,988,965	—	7,988,965
Sales and marketing	10,500,304	(2,423,000)	8,077,304
Research and development	7,197,109	—	7,197,109
General and administrative	7,710,196	(1,066,735)	6,643,461

Total Operating expenses	33,396,574	(3,489,735)	29,906,839

Operating loss	(14,608,020)	(696,616)	(15,304,636)
Gain on sale of equipment	228,686	—	228,686
Other income, net	—	545,000	545,000
Interest income, net	1,641,796	—	1,641,796

Loss before provision for income taxes	(12,737,538)	(151,616)	(12,889,154)
Provision for income taxes	—	—	—

Net loss attributable to common stockholders	$(12,737,538)	$(151,616)	$(12,889,154)

Net loss per share basic and diluted	$(0.52)	$(0.01)	$(0.53)

Weighted average number of common shares outstanding, basic and diluted	24,237,476		24,237,476

STATEMENT OF CASH FLOWS

	(Unaudited)

	For the six months ended June 30, 2001

	As Reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,737,538)	$(151,616)	$(12,889,154)
Adjustments to reconcile net loss to cash used in operating activities:	—	—	—
Depreciation and amortization	3,175,302	—	3,175,302
Gain on disposal of assets	(228,686)	—	(228,686)
Changes in assets and liabilities:
Decrease in accounts receivable	5,543,696	151,616	5,695,312
Decrease in prepaid expenses and other assets	46,466	—	46,466
Decrease in accounts payable	(3,462,475)	—	(3,462,475)
Decrease in accrued expenses and other liabilities	(1,182,872)	—	(1,182,872)
Increase in deferred revenues	1,749,842	—	1,749,842

Net cash used in operating activities	(7,096,265)	—	(7,096,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of a business	(1,835,568)	—	(1,835,568)
Proceeds form sale of business	1,231,400	—	1,231,400
Purchase of property and equipment	(1,181,208)	—	(1,181,208)

Net cash provided by investing activities	(1,785,376)	—	(1,785,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under capital lease obligations	(497,328)	—	(497,328)
Exercise of common stock options	1,467	—	1,467

Net cash used in financing activities	(495,861)	—	(495,861)

Net decrease in cash	(9,377,502)	—	(9,377,502)
Cash and cash equivalents, beginning of period	72,653,394	—	72,653,394

Cash and cash equivalents, end of period	$63,275,892	$—	$63,275,892

11. SUBSEQUENT EVENTS

SEC Investigation

     On January 25, 2002, the Securities and Exchange Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in the Company’s securities. In connection with this investigation, the SEC has requested that the Company provide it with certain documents and other information. The Company is continuing to fully cooperate with the SEC in its investigation and is hopeful that it can resolve this investigation in an expeditious manner. In addition, in January 2002, the Company was notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). The Company is cooperating fully with Nasdaq in its investigation. While the Company does not know the current status of either investigation or any possible actions that may be taken against it as a result, any regulatory action against it could harm the Company’s business.

     On February 1, 2002, the Company’s Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the SEC investigation. The Audit Committee engaged special counsel and a forensic accounting firm to conduct a comprehensive examination of the Company’s financial records. On May 6, 2002, the Company announced that the Audit Committee had concluded its internal investigation and determined that certain of the Company’s financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 would be restated.

Securities Class Actions

     Beginning on March 21, 2002, following the announcement of the SEC investigation and the internal investigation of the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against the Company and certain of its former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company’s common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the Company, and the other named defendants, made false or misleading statements of material fact about the Company’s financial statements, including its revenues, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased the Company’s common stock during the purported class period. The actions are still in the preliminary stages and the Company is unable to assess at this time the merits of the actions, therefore, it is not possible for the Company to quantify the extent of its potential liability, if any. Any unfavorable outcome in these actions could have a material adverse effect on the Company’s business, financial condition and results of operations.

Derivative Actions

     Beginning on March 22, 2002, the Company has been named as a nominal defendant in two derivative actions, purportedly brought on behalf of the Company, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs seek unspecified damages on the Company’s behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to the Company’s benefit. The actions are still in the preliminary stages and the Company is unable to assess at this time the merits of the actions.

Nasdaq Delisting

     On April 16, 2002, the Company was notified that Nasdaq intended to initiate proceedings to delist the Company’s common stock from the Nasdaq National Stock Market because of its failure to timely file with the SEC its annual report on Form 10-K for the year ended December 31, 2001. The Company has requested a hearing on the matter and has updated its financial statements, as of the date of this filing, prior to the hearing that is scheduled for May 17, 2002. However, the Company cannot assure you that its common stock will continue to be traded on the Nasdaq National Stock Market.

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

     Note 10 “Restatement of Financials” to the notes to the condensed consolidated financial statements provides a reconciliation of the Company’s previously reported unaudited balance sheet statement of operations, and cash flows as of and for the three and six months ended June 30, 2001 with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

     For the three and six months ended June 30, 2001, these adjustments reflect a decrease in revenue of approximately $1.5 million and approximately $4.2 million, respectively, a reduction in sales and marketing expense of $500,000 and approximately $2.4 million, respectively, a reduction in general and administrative of approximately $878,000 and approximately $1.1 million, respectively. In addition for the three and six months ended June 30, 2001, other income increased by $545,000.

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

     Since inception, the majority of our revenue has been derived from online advertising sales. We offer advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. We also offer direct marketing programs, which may be priced on a cost per action basis, such as cost for each new user registration. In January 1999, we began to charge our customers for the use of our adMonitor technology. For the quarter ended June 30, 2001, media sales accounted for 76.6% of our revenue and fees generated by our adMonitor technology accounted for 23.4% of our revenue.

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

     We believe that period-to-period comparisons of operating results are not always meaningful and that the results for any period should not be relied upon as an indication of future performance. For the three and six months ended June 30, 2001, service fee-based contracts accounted for 82.2% and 86.8%, respectively of our revenue, and commission based contracts accounted for 17.8% and 13.2%, respectively of our revenue. For the three and six months ended June 30, 2000, service fee-based contracts accounted for 98.8% and 96.7%, respectively of our revenue, and commission-based contracts accounted for 1.2% and 3.3%, respectively of our revenue.

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

Results of Operations

Three and Six Months Ended June 30, 2001 and 2000

     Revenue. For the three months ended June 30, 2001 revenue decreased 38.5% or $4.7 million to $7.5 million from $12.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, revenue decreased $6.2 million or 29.8% to $14.6 million from $20.8 million for the six months ended June 30, 2000. This decrease was primarily due to the cyclically down advertising marketplace as well as the overall reduction in marketing spending by Internet-related clients. The decrease was also partially due to a change in our sales mix, whereby we entered into more commission based contracts as a percentage of total revenues compared to the same period in the prior year.

     Cost of Revenue. Cost of revenue for the three and six months ended June 30, 2001 was $3.6 million and $8.0 million, respectively. Cost of revenue for the three and six months ended June 30, 2000 was $8.0 million and $13.5 million, respectively. The decrease was due to the conversion to commission based revenue from service based revenue as a percentage of total revenues as well as an increase in website commission rates.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. For the three months ended June 30, 2001, sales and marketing expenses increased 5.8% or $202,000 to $3.7 million from $3.5 million for the three months ended June 30, 2000. For the six month ended June 30, 2001, sales and marketing expenses increased $1.7 million or 26.2% to $8.1 million from $6.4 million for the six months ended June 30, 2000. This increase was primarily due to the retention of an appropriate number of sales and marketing personnel to service an anticipated increase in revenues. Our sales and marketing organization has been increased to 145 employees as of June 30, 2001 from 111 employees as of June 30, 2000. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel, expand into new markets and continue to promote our advertising solutions.

     Research and Development. Research and development expenses consist primarily of compensation, consulting expenses and expenses for hardware, software and materials associated with the development and improvement of our adMonitor technology. To date, all research and development costs have been expensed as incurred. For the three months ended June 30, 2001 research and development expenses increased 9.9% or approximately $320,000 to $3.5 million from $3.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001 research and development increased $1.8 million or 33.4% to $7.2 million from $5.4 million for the six months ended June 30, 2000. This increase was due primarily to the development and enhancement of our adMonitor technology. We expect research and development expenses to remain flat or slightly increase on an absolute dollar basis in future periods.

     General and Administrative. General and administrative expenses consist primarily of compensation and professional service fees. For the three months ended June 30, 2001, general and administrative expenses decreased 7.8% or approximately $268,000 to $3.2 million from $3.4 million for the three months ended June 30, 2000. For the six month ended June 30, 2001 general and administrative expenses decreased $807,000 or 10.8% to $6.6 million from $7.5 million for the six months ended June 30, 2000. The decrease was primarily due to a decrease in overall costs offset by an increase in bad debt reserve to reflect a general downturn in the economy.

     Other income. Other income for the three and six months ended June 30, 2001 was $545,000, respectively. Other income consists primarily of income from legal settlements and customer transactions not recorded as revenue in accordance with generally accepted accounting principles.

     Interest Income. Interest income primarily consists of interest earned on cash balances, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Net interest income was approximately $691,000 and $1.6 million, respectively and approximately $1.4 million and $2.4 million, respectively for the three and six months ended June 30, 2001 and 2000, respectively . The decrease in interest income resulted primarily from the use of cash proceeds from our initial public offering of common stock as working capital to fund normal business operations and the reduction of interest rates in general.

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

     Net cash used in operating activities was $7.1 million for the six months ended June 30, 2001, and $7.3 million for the six months ended June 30, 2000. Cash used in operating activities for the six months ended June 30, 2001 resulted from a net loss of $12.9 million, as well as a $5.7 million net decrease in accounts receivable and prepaid expenses and other assets, offset by a $4.6 million increase in accounts payable and accrued expenses, a $1.7 million increase in deferred revenue and $3.2 million in depreciation and amortization. Cash used in operating activities for the six months ended June 30, 2000 resulted from a net loss of $9.5 million, a net $6.1 million increase in accounts receivable, prepaid expenses and other assets partially offset by a $6.4 million increase in accounts payable, accrued expenses and deferred revenues and $1.7 million in depreciation and amortization.

     Net cash used in investing activities was $1.8 million for the six months ended June 30, 2001, and $11.8 million for the six months ended June 30, 2000. Cash used in investing activities for the six months ended June 30, 2001 was primarily related to $1.8 million for the purchase of the net assets of a business, $1.2 million for the purchase of property and equipment, which was offset by the proceeds from the sale of assets for $1.2 million. Cash used in investing activities for the three months ended June 30, 2000 was primarily related to purchases of property and equipment related to research and development.

     Net cash used in financing activities was approximately $495,000 for the six months ended June 30, 2001. Net cash provided by financing activities was $106 million for the six months ended June 30, 2000. Cash used in financing activities for the six months ended June 30, 2001 resulted primarily from payments under capital lease obligations. Cash provided by financing activities for the six months ended June 30, 2000 resulted primarily from the proceeds from our initial public offering, net of issuance costs.

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

We have a history of losses and expect to incur substantial losses in the future

     We incurred net losses attributable to common stockholders of approximately $12.9 million for the six months ended June 30, 2001 and $9.5 million for the six months ended June 30, 2000. Our accumulated deficit from inception, as of June 30, 2001, was approximately $42.2 million. We expect to continue to incur substantial net losses for the foreseeable future due to a high level of planned operating expenditures. We are making these expenditures in anticipation of higher revenue, but we cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will return to profitability.

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

From time to time, a small number of Web publishers may account for a significant percentage of our advertising revenue and our failure to develop and sustain long-term relationships with Web publishers, or the reduction in traffic of a current Web publisher in our network, could limit our ability to generate revenue

     For the three months ended June 30, 2001, no web publisher accounted for more than 10% of our revenue. Our contracts with Web publishers are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers.

From time to time, a limited number of marketers may account for a significant percentage of our revenue and a loss of one or more of these marketers could cause our results of operations to suffer.

     For the three months ended June 30, 2001, revenue from no marketer accounted for more than 10 percent of our revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer.

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

     We did not hold derivative financial instruments as of June 30, 2001, and have never held these instruments in the past.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2001 Annual Meeting of Stockholders on May 3, 2001. At that meeting, our stockholders approved the following proposals: (i) election of the following individuals to serve on the Board of Directors: William M. Apfelbaum, John C. Bohan, Mark D. Roah, Christopher J. Cardinali, Peter G. Diamandis, Glenn S. Meyers, G. Bruce Redditt and Peter Sealey, (ii) amendment to our 1999 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 6,342,768, and (iii) ratification of Arthur Andersen LLP as our independent public accountants for the fiscal year ending December 31, 2001. The results of the voting at the meeting were as follows:

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

Independent Public Accountants

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

Name: Steven M. Kantor Title: Vice President Finance