Form 10-Q/A
period 2001-09-30
L90 INC
filed 2002-06-11
CIK 1095158

 ==============================================================================

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

     This Form 10-Q/A for the three and nine months ended September 30, 2001 is being filed for the purpose of amending and restating Items 1 and 2 of Part 1 of Form 10-Q. These items are being amended and restated for the purpose of recording transactions identified by the Audit Committee of our Board of Directors, which commenced an independent internal investigation into the matter that was prompted by an SEC investigation of the Company. To assist in this inquiry, the Audit Committee and the Company each engaged special counsel and a forensic accounting firm. As a result, certain of the Company's financial results for the year ended December 31, 2000 and for the three quarters ended September 30, 2001 are being restated.

     Note 10 - "Restatement of Financials" to the consolidated notes to the financial statements provides a reconciliation of the Company's previously reported unaudited balance sheet, statements of operations and cash flows as of and for the three and nine months ended September 30, 2001 with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

     For the three and nine months ended September 30, 2001, these adjustments reflect a decrease in revenue of approximately $840,000 and $5 million, respectively, an increase in sales and marketing expense of $195,000 for the three months ended September 30, 2001 and a decrease in sales and marketing of approximately $2.2 million for the nine months ended September 30, 2001, a reduction in general and administrative of approximately $790,000 and $1.9 million, respectively. In addition, for the three and nine months ended September 30, 2001, other income increased by approximately $1 million and $1.6 million, respectively.



                                    L90, INC.

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I

        Item 1.  Condensed Consolidated Financial Statements

                   Consolidated Balance Sheets.....................................      3
                   Consolidated Statements of Operations...........................      4
                   Consolidated Statements of Stockholders' Equity.................      5
                   Consolidated Statements of Cash Flows...........................      6
                   Notes to Consolidated Financial Statements......................      7
        Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.......................................     20
        Item 3.  Quantitative and Qualitative Disclosures About Market Risk........     34

PART II

        Item 1.  Legal Proceedings.................................................     35
        Item 2.  Changes in Securities and Use of Proceeds.........................     35
        Item 4   Submission of Matters to a Vote of Security Holders...............     35
        Item 6.  Exhibits and Reports on Form 8-K..................................     35

SIGNATURES       ..................................................................     37


                                     PART I

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            L90, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2001             2000
                                                                        -------------    -------------
                                                                         (RESTATED)

                               ASSETS
Current Assets:
    Cash and cash equivalents .......................................   $  58,280,437    $  72,653,394
    Accounts receivable, net of allowance of $3,932,051 and
        $2,671,039 at September 30, 2001 and December 31, 2000,
        respectively ................................................      17,578,855       13,188,732
    Notes receivable from officers ..................................       1,480,000        1,480,000
    Prepaid expenses and other assets ...............................       2,036,562        1,981,166
                                                                        -------------    -------------
                     Total current assets ...........................      79,375,854       89,303,292
                                                                        -------------    -------------
    Investment in Zondigo ...........................................            --          1,950,000
    Property and equipment:
      Equipment .....................................................      13,440,927       16,566,587
      Furniture and fixtures ........................................         766,514          245,760
      Leasehold improvements ........................................         345,130           41,606
                                                                        -------------    -------------
                                                                           14,552,571       16,853,953
      Less--Accumulated depreciation and amortization ...............      (6,779,026)      (4,273,527)
                                                                        -------------    -------------
    Property and equipment, net .....................................       7,773,545       12,580,426
    Restricted cash .................................................       2,618,632        2,618,632
    Goodwill, net of accumulated amortization of  $1,287,429 and
        $416,380 at September 30, 2001 and December 31, 2000,
        respectively ................................................      25,182,285       19,569,848
    Other assets ....................................................         518,252          570,000
                                                                        -------------    -------------
                   Total assets .....................................   $ 115,468,568    $ 126,592,198
                                                                        =============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ................................................   $  15,500,641    $   7,642,170
    Accrued expenses ................................................       2,702,638        2,813,350
    Current portion of note payable .................................       1,277,777          486,708
    Current portion of long-term capital lease obligations ..........         249,303          410,821
    Deferred revenues ...............................................       1,515,730          926,195
                                                                        -------------    -------------
            Total current liabilities ...............................      21,246,089       12,279,244
    Note payable, net of current portion ............................         143,687          524,976
    Long-term capital lease obligations, net of current portion .....          34,103          252,465
                                                                        -------------    -------------
            Total liabilities .......................................      21,423,879       13,056,685
                                                                        -------------    -------------
Stockholders' Equity:
    Common stock, $0.001 par value, 53,333,333 shares authorized,
            24,913,035 shares issued and outstanding at September 30,
            2001 and 23,998,409 at December 31, 2000 ................          25,011           24,096
    Additional paid-in capital ......................................     145,074,445      142,845,553
    Notes receivable for common stock ...............................         (24,749)         (24,749)
    Retained deficit ................................................     (51,030,018)     (29,309,387)
                                                                        -------------    -------------
            Total stockholders' equity ..............................      94,044,689      113,535,513
                                                                        -------------    -------------
            Total liabilities and stockholders' equity ..............   $ 115,468,568    $ 126,592,198
                                                                        =============    =============



        The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  ------------------------------------------------------------
                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                  ----------------------------    ----------------------------
                                                   (RESTATED)                      (RESTATED)
                                                      2001           2000             2001             2000
                                                  ------------    ------------    ------------    ------------
Revenue:
        Service fee-based revenue .............   $  6,412,918    $ 13,133,173    $ 19,088,731    $ 33,259,010
        Commission-based revenue ..............      1,155,310         287,994       3,081,700         970,275
                                                  ------------    ------------    ------------    ------------
                Total revenue .................      7,568,228      13,421,167      22,170,431      34,229,285
                                                  ------------    ------------    ------------    ------------

Operating expenses:
        Cost of service fees and other revenue.      3,133,363       8,973,856      11,122,328      22,453,444
        Sales and marketing ...................      4,123,470       4,492,783      12,200,774      10,894,669
        Research and development ..............      4,161,786       3,387,228      11,358,895       8,782,306
        General and administrative ............      3,514,594       4,515,341      10,158,055      11,965,636
        Impairment charges ....................      2,117,398            --         2,117,398           --
                                                  ------------    ------------    ------------    ------------
                Total operating expenses ......     17,050,611      21,369,208      46,957,450      54,096,055
                                                  ------------    ------------    ------------    ------------
Operating loss ................................     (9,482,383)     (7,948,041)    (24,787,019)    (19,866,770)
Loss on sale of equipment .....................       (902,539)           --          (673,853)           --
Other income, net .............................      1,045,000         814,572       1,590,000         814,572
Interest income (expense), net ................        508,445       1,433,435       2,150,241       3,850,288
                                                  ------------    ------------    ------------    ------------
Loss before provision for income taxes ........     (8,831,477)     (5,700,034)    (21,720,631)    (15,201,910)
Provision for income taxes ....................           --              --              --              --
                                                  ------------    ------------    ------------    ------------
Net loss ......................................   $ (8,831,477)   $ (5,700,034)   $(21,720,631)   $(15,201,910)
                                                  ============    ============    ============    ============
Cumulative dividends on participating preferred
  stock  ......................................           --              --              --            (2,411)
                                                  ------------    ------------    ------------    ------------

Net loss attributable to common stockholders ..   $ (8,831,477)   $ (5,700,034)   $(21,720,631)   $(15,204,321)
                                                  ============    ============    ============    ============


Net loss per share:
       Basic/Diluted ..........................   $      (0.35)   $      (0.23)   $      (0.89)   $      (0.69)
                                                  ============    ============    ============    ============
Weighted average number of common shares
  outstanding:
       Basic/Diluted ..........................     24,913,058      24,471,522      24,469,445      22,014,303
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

                            L90, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                      NOTES
                                                                                    RECEIVABLE
                                                                    ADDITIONAL         FOR
                                   PREFERRED          COMMON          PAID-IN         COMMON           RETAINED
                                    STOCK              STOCK          CAPITAL          STOCK           DEFICIT           TOTAL
                                  -------------    -------------   -------------    -------------    -------------    -------------
BALANCE at December 31, 1999  ..  $  16,006,019    $       6,693   $     181,901    $     (43,750)   $  (8,838,664)   $   7,312,199
Net loss .......................           --               --              --               --        (20,468,312)     (20,468,312)
Conversion of preferred stock
   into common stock ...........    (16,006,019)           5,276      16,000,743             --               --               --
Issuance of common upon IPO,
   net of costs of $9,537,405 ..           --              7,475     102,580,120             --               --        102,587,595
Notes receivable for exercise ..
   of options ..................           --                267         101,066         (101,333)            --               --
Repayment of notes receivable
   for common stock ............           --               --              --            120,334             --            120,334
Issuance of common stock for
   options .....................           --                234         433,580             --               --            433,814
Issuance of common stock for
   purchase of webMillion ......           --              2,000      19,498,001             --               --         19,500,001
Exercise of warrants ...........           --              1,113       3,842,680             --               --          3,843,793
Issuance of warrant ............           --               --           208,500             --               --            208,500
Cashless exercise of warrants ..           --              1,038          (1,038)            --               --               --
Accrual of cumulative
   dividends on participating
   preferred stock .............           --               --              --               --             (2,411)          (2,411)
                                  -------------    -------------   -------------    -------------    -------------    -------------

BALANCE at December 31, 2000 ...           --             24,096     142,845,553          (24,749)     (29,309,387)     113,535,513
Net loss (restated) ............           --               --              --               --        (21,720,631)     (21,720,631)
Issuance of common stock for
    purchase of net assets of
    a list marketing business ..           --                914       2,227,426             --               --          2,228,340
Issuance of common stock for
    options ....................           --                  1           1,466             --               --              1,467
                                  -------------    -------------   -------------    -------------    -------------    -------------
BALANCE at September 30, 2001 ..   $       --      $      25,011   $ 145,074,445    $     (24,749)   $ (51,030,018)   $  94,044,689
                                  =============    =============   =============    =============    =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         2001               2000
                                                                                     -------------    -------------
                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................................   $ (21,720,631)   $ (15,201,910)
Adjustments to reconcile net loss to cash used in operating
activities:

    Depreciation and amortization ................................................       4,796,764        2,931,114
    Loss on disposal of assets ...................................................         673,853             --
    Non-cash charge for write off of investment in Zondigo .......................       2,117,667             --
    Non-cash charge for warrants issued ..........................................            --            208,500
    Changes in assets and liabilities:
        Accounts receivable ......................................................       5,345,246       (6,813,904)
        Prepaid expenses and other assets ........................................           6,428          409,889
        Accounts payable .........................................................      (3,028,415)       5,244,683
        Accrued expenses .........................................................        (710,746)       2,295,656
        Deferred revenues ........................................................         519,044          595,390
                                                                                     -------------    -------------
            Net cash used in operating activities ................................     (12,000,790)     (10,330,582)
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of a list marketing business ....................................      (1,790,603)        (195,797)
        Purchase of property and equipment .......................................      (1,230,368)     (12,434,870)
        Proceeds from sale of assets .............................................       1,320,013             --
                                                                                     -------------    -------------
            Net cash used in investing activities ................................      (1,700,958)     (12,630,667)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net payments under capital lease obligations .............................        (672,676)        (376,381)
        Restricted cash ..........................................................            --           (600,000)
        Proceeds from initial public offering, net of issuance
           costs .................................................................            --        102,587,595
        Repayment of notes receivable for common stock ...........................            --            120,334
        Exercise of warrants .....................................................            --          3,843,793
        Distribution of dividends ................................................            --           (401,140)
        Exercise of common stock options .........................................           1,467          381,952
                                                                                     -------------    -------------
            Net cash (used in) provided by financing activities ..................        (671,209)     105,556,153
                                                                                     -------------    -------------
Net (decrease)/increase in cash ..................................................     (14,372,957)      82,594,904
Cash and cash equivalents, beginning of period ...................................      72,653,394        6,895,938
                                                                                     -------------    -------------
Cash and cash equivalents, end of period .........................................   $  58,280,437    $  89,490,842
                                                                                     =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest .....................................................................   $      99,339    $     165,074
                                                                                     =============    =============

Purchase of a list marketing business
         Fair value of assets acquired ...........................................   $   9,795,371    $     462,877
         Liabilities assumed .....................................................     (11,072,338)        (753,307)
         Goodwill ................................................................       6,483,486       19,769,752
         Less: common stock issued ...............................................      (2,228,340)     (19,500,001)
         Note payable to former shareholder ......................................        (702,576)            --
         Costs of purchase .......................................................        (485,000)         216,476
                                                                                     -------------    -------------
         Cash paid for purchase of business ......................................   $   1,790,603    $     195,797
                                                                                     =============    =============

SUMMARY OF NON-CASH FINANCING ACTIVITIES:
    Notes receivable for common stock ............................................   $     (24,749)   $     (24,749)
                                                                                     =============    =============
    Accrued dividends ............................................................   $        --      $       2,411
                                                                                     =============    =============
    Cashless exercise of warrant .................................................   $        --      $       1,038
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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a. INTERIM RESULTS

    The unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2001 and 2000, have been prepared by the Company and are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001, and the results of the Company's results of operations, stockholders equity, and cash flows for the three and nine months ended 2001 and 2000. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000 as included in our annual report on Form 10-K/A.

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

    The Company maintained its cash balances in six financial institutions during 2001 and 2000. The cash balances in each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2001 and December 31, 2000, the Company's uninsured cash balances, including both restricted and unrestricted cash, totaled $60,799,069 and $75,172,026, respectively.

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

    The following statements provide a reconciliation of the Company's previously reported unaudited balance sheet and statements of operations and cash flows as of and for the three and nine months ended September 30, 2001 with the restated financial statements. The adjustments relate to the groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

    For the three and nine months ended September 30, 2001, these adjustments reflect a decrease in revenue of approximately $840,000 and $5 million, respectively, an increase of $195,000 and a decrease of approximately $2.2 million, respectively, of sales and marketing expense and approximately $790,000 and $1.9 million reduction to general and administrative expenses, respectively. Additionally, other income for the three months and nine months ended September 30, 2001, increased by approximately $1 million and $1.6 million, respectively.

CONSOLIDATED BALANCE SHEET:

                                                                             (Unaudited)
                                                              -----------------------------------------
                                                                         At September 30, 2001
                                                              -----------------------------------------
                                                              As Reported    Adjustments     Restated
                                                              ------------   -----------   ------------
            Assets

Current Assets:
    Cash and equivalents                                      $ 58,280,437    $      --    $ 58,280,437
    Accounts receivable, net of allowance of $3,932,051         17,706,188     (127,333)     17,578,855
    Notes receivable from officers                               1,480,000           --       1,480,000
    Prepaid expenses and current assets                          2,036,562           --       2,036,562
                                                              ------------    ---------    ------------
         Total current assets                                   79,503,187     (127,333)     79,375,854
                                                              ------------    ---------    ------------
    Investment in Zondigo                                               --           --              --
    Property and equipment:
         Equipment                                              13,440,927           --      13,440,927
         Furniture and fixtures                                    766,514           --         766,514
         Leasehold improvements                                    345,130           --         345,130
                                                              ------------    ---------    ------------
                                                                14,552,571           --      14,552,571
         Less - Accumulated depreciation and amortization       (6,779,026)          --      (6,779,026)
                                                              ------------    ---------    ------------
    Property and equipment, net                                  7,773,545           --       7,773,545
    Restricted cash                                              2,618,632           --       2,618,632
    Goodwill, net of accumulated amortization of $1,287,429     25,182,285           --      25,182,285
    Other assets                                                   518,252           --         518,252
                                                              ------------    ---------    ------------
         Total assets                                         $115,595,901    $(127,333)   $115,468,568
                                                              ============    =========    ============

            Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                          $ 15,500,641    $      --    $ 15,500,641
    Accrued expenses                                             2,702,638           --       2,702,638
    Current portion of note payable                              1,277,777           --       1,277,777
    Current portion of long-term capital lease obligations         249,303           --         249,303
    Deferred revenues                                            1,534,312      (18,582)      1,515,730
                                                              ------------    ---------    ------------
         Total current liabilities                              21,264,671      (18,582)     21,246,089
    Note payable, net of current portion                           143,687           --         143,687
    Long-term capital lease obligations, net of current
      portion                                                       34,103           --          34,103
                                                              ------------    ---------    ------------
         Total liabilities                                      21,442,461      (18,582)     21,423,879

Stockholders' Equity:
    Common stock, 0.001 par value, 53,333,333 shares
      authorized, 24,913,035 shares issued and outstanding
      at September 30, 2001                                         25,011           --          25,011
    Additional paid-in capital                                 145,074,445           --     145,074,445
    Notes receivable for common stock                              (24,749)          --         (24,749)
    Retained deficit                                           (50,921,267)    (108,751)    (51,030,018)
                                                              ------------    ---------    ------------
         Total stockholders' equity                             94,153,440     (108,751)     94,044,689
                                                              ------------    ---------    ------------
         Total liabilities and stockholders' equity           $115,595,901    $(127,333)   $115,468,568
                                                              ============    =========    ============

STATEMENT OF OPERATIONS

                                                                 (Unaudited)
                                                  -----------------------------------------
                                                         For the three months ended
                                                             September 30, 2001
                                                  -----------------------------------------
                                                  As reported     Adjustments     Restated
                                                  -----------     -----------   -----------
REVENUE:
Service-fee based revenue                         $ 7,252,575     $ (839,657)   $ 6,412,918
Commission-based revenue                            1,155,310             --      1,155,310
                                                  -----------     ----------    -----------
Total revenue                                       8,407,885       (839,657)     7,568,228
                                                  -----------     ----------    -----------

Operating Expenses
  Cost of revenues                                  3,133,363             --      3,133,363
  Sales and marketing                               3,928,470        195,000      4,123,470
  Research and development                          4,161,786             --      4,161,786
  General and administrative                        4,304,483       (789,889)     3,514,594
  Impairment charge                                 2,117,398                     2,117,398
                                                  -----------     ----------    -----------
Total operating expenses                           17,645,500       (594,889)    17,050,611
                                                  -----------     -----------   -----------
Operating loss                                     (9,237,615)      (244,768)    (9,482,383)
Loss on sale of equipment                            (902,539)                     (902,539)
Other income, net                                          --      1,045,000      1,045,000
Interest income, net                                  508,445             --        508,445
                                                  -----------     ----------    -----------
Loss before provision for income taxes             (9,631,709)       800,232     (8,831,477)
                                                  -----------     ----------    -----------
Provision for income taxes                                 --             --             --
                                                  -----------     ----------    -----------
  Net loss attributable to common stockholders    $(9,631,709)    $  800,232    $(8,831,477)
                                                  -----------     ----------    -----------
    Net loss per share basic and diluted          $     (0.39)    $     0.04    $     (0.35)
                                                  ===========     ==========    ===========
Weighted average number of common shares
  outstanding, basic and diluted                   24,913,058                    24,913,058
                                                  ===========                   ===========


STATEMENT OF OPERATIONS

                                                                  (Unaudited)
                                                 --------------------------------------------
                                                          For the nine months ended
                                                              September 30, 2001
                                                 --------------------------------------------
                                                  As reported     Adjustments      Restated
                                                 ------------     -----------    ------------
REVENUE:
Service-fee based revenue                        $ 24,114,739     $(5,026,008)   $ 19,088,731
Commission-based revenue                            3,081,700              --       3,081,700
                                                 ------------     -----------    ------------
Total revenue                                      27,196,439      (5,026,008)     22,170,431

Operating Expenses
  Cost of revenues                                 11,122,328              --      11,122,328
  Sales and marketing                              14,428,774      (2,228,000)     12,200,774
  Research and development                         11,358,895              --      11,358,895
  General and administrative                       12,014,679      (1,856,624)     10,158,055
  Impairment charges                                2,117,398              --       2,117,398
                                                 ------------     -----------    ------------
Total operating expenses                           51,042,074      (4,084,624)     46,957,450
                                                 ------------     -----------    ------------
Operating loss                                    (23,845,635)       (941,384)    (24,787,019)
Other income, net                                          --       1,590,000       1,590,000
Loss on sale of equipment                            (673,853)             --        (673,853)
Interest income, net                                2,150,241              --       2,150,241
                                                 ------------     -----------    ------------
Loss before provision for income taxes            (22,369,247)        648,616     (21,720,631)
Provision for income taxes                                 --              --              --
                                                 ------------     -----------    ------------
  Net loss attributable to common stockholders   $(22,369,247)    $   648,616    $(21,720,631)
                                                 ------------     -----------    ------------
    Net loss per share basic and diluted         $      (0.91)    $      0.02    $      (0.89)
                                                 ============     ===========    ============
Weighted average number of common shares
  outstanding, basic and diluted                   24,469,445                      24,469,445
                                                 ============                    ============

STATEMENT OF CASH FLOWS

                                                                                          (Unaudited)
                                                                           ------------------------------------------
                                                                              Nine Months Ended September 30, 2001
                                                                           ------------------------------------------
                                                                           As Reported    Adjustments      Restated
                                                                           -----------    -----------    ------------
Cash Flow From Operating Activities:
Net loss                                                                   $(22,369,247)   $ 648,616     $(21,720,631)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                               4,796,764            -        4,796,764
  Loss on disposal of equipment                                                 673,853            -          673,853
  Impairment charges                                                          2,117,667            -        2,117,667
  Changes in assets and liabilities:
    Decrease in accounts receivable                                           5,993,862     (648,616)       5,345,246
    Decrease in prepaid expenses and other assets                                 6,428            -            6,428
    Decrease in accounts payable                                             (3,028,415)           -       (3,028,415)
    Decrease in accrued expenses and other liabilities                         (710,746)           -         (710,746)
    Increase in deferred revenue                                                519,044            -          519,044
                                                                           ------------    ---------     ------------
        Net cash used in operating activities                               (12,000,790)           -      (12,000,790)
                                                                           ------------    ---------     ------------
Cash Flows From Investing Activities:
  Proceeds from sale of assets                                                1,320,013            -        1,320,013
  Purchase of equipment                                                      (1,230,368)           -       (1,230,368)
  Purchase of a list marketing business                                      (1,790,603)           -       (1,790,603)
                                                                           ------------    ---------     ------------
        Net cash used in investing activities                                (1,700,958)           -       (1,700,958)
                                                                           ------------    ---------     ------------
Cash Flows From Financing Activities:
  Net payments under capital lease obligations                                 (672,676)           -         (672,676)
  Exercise of common stock options                                                1,467            -            1,467
                                                                           ------------    ---------     ------------
        Net cash used in financing activities                              $   (671,209)   $       -     $   (671,209)
                                                                           ------------    ---------     ------------
  Net decreases in cash                                                     (14,372,957)           -      (14,372,957)
  Cash and cash equivalents, beginning of year                               72,653,394            -       72,653,394
                                                                           ------------    ---------     ------------
   Cash and cash equivalents, end of year                                  $ 58,280,437    $       -     $ 58,280,437
                                                                           ============    =========     ============

11. SUBSEQUENT EVENTS

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

    Note 10 "Restatement of Financials" to the notes to the condensed financial statements provides a reconciliation of the Company's previously reported unaudited balance sheet, statements of operations and cash flows as of and for the three and nine months ended September 30, 2001 with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

    For the three and nine months ended September 30, 2001, these adjustments reflect a decrease in revenue of approximately $840,000 and $5 million, respectively, an increase of $195,000 and a decrease of approximately $2.2 million, respectively, of sales and marketing expense and a approximately $790,000 and $1.9 million reduction to general and administrative expenses, respectively. Additionally, other income for the three months and nine months ended September 30, 2001 was approximately $1 million and $1.6 million, respectively.

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

    Since inception, the majority of our revenue has been derived from online advertising sales. We offer advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. We also offer direct marketing programs, which may be priced on a cost per action basis, such as cost for each new user registration. In January 1999, we began to charge our customers for the use of our adMonitor technology. For the nine months ended September 30, 2001, media sales accounted for 79.5% of our revenue and fees generated by our adMonitor technology accounted for 20.5% of our revenue. For the three months ended September 30, 2001, media sales accounted for 84.4% of our revenue and fees generated by our adMonitor technology accounted for 15.6% of our revenue.

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

    We believe that period-to-period comparisons of operating results are not always meaningful and that the results for any period should not be relied upon as an indication of future performance. For the nine months ended September 30, 2001, service fee-based contracts accounted for 86.1% of our revenue, and commission based contracts accounted for 13.9% of our revenue. For the nine months ended September 30, 2000, service fee-based contracts accounted for 97.2% of our revenue, and commission-based contracts accounted for 2.8% of our revenue.

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

RESULTS OF OPERATIONS

For the three months and nine months ended September 30, 2001 and 2000

    REVENUE. Revenue decreased 43.6% to $7.6 million for the three months ended September 30, 2001 from $13.4 million for the three months ended September 30, 2000. This decrease was primarily due to the cyclically down advertising marketplace as well as the overall reduction in marketing spending by Internet-related clients. The decrease was also partially due to a change in our sales mix, whereby we entered into more commission based contracts as a percentage of total revenues compared to the same period in the prior year. On a year to date basis, revenue for the nine months ended September 30, 2001 was $22.2 million, a decrease of $12.1 million or 35.2% over the nine months ended September 30, 2000.

    COST OF REVENUE. Cost of revenue was $3.1 million for the three months ended September 30, 2001 and $8.9 million for the three months ended September 30, 2000. The decrease in cost of revenue was due to the growth in and conversion to commission based revenue from service based revenue as a percentage of total revenues as well as an increase in website commission rates. On a year to date basis, cost of revenue was $11.1 million for the nine months ended September 30, 2001 and $22.5 million for the nine months ended September 30, 2000.

    SALES AND MARKETING. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses decreased to $4.1 million, or 54.5% of revenue, for the three months ended September 30, 2001, compared to $4.5 million or 33.5% of revenue, for the three months ended September 30, 2000. Sales and marketing expenses increased to $12.2 million or 55.0% of revenue, for the nine months ended September 30, 2001, compared to $10.9 million or 31.8% of revenue, for the nine months ended September 30, 2000. This increase was primarily due to the retention of an appropriate number of sales and marketing personnel to service an anticipated increase in revenues. Our sales and marketing organization has increased to 120 employees as of September 30, 2001 from 115 employees as of September 30, 2000.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses decreased to $3.5 million, or 46.4% of revenue, for the three months ended September 30, 2001, compared to $4.5 million, or 33.6% of revenue, for the three months ended September 30, 2000. General and administrative expenses increased to $10.1 million, or 45.8% of revenue, for the nine months ended September 30, 2001, compared to $12.0 million, or 35.0% of revenue, for the nine months ended September 30, 2000. The net increase was primarily due to a decrease in overall costs offset by an increase in bad debt reserve to reflect a general downturn in the economy and includes $831,000 in non-recurring charges related to the write down of accounts receivable.

    OTHER INCOME. Other income for the three months ended September 30, 2001 was approximately $1.0 million as compared to $814,000 for the three months ended September 30, 2000, an increase of $230,000. Other income for the nine months ended September 30, 2001 was $1.6 million as compared to $815,000 for the nine months ended September 30, 2000, an increase of approximately $775,000. Other income consists primarily of legal settlements and customer transactions that did not meet the criteria to be recognized as revenue under generally accepted accounting principles.

    INTEREST INCOME. Interest income primarily consists of interest earned on cash balances, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Net interest income was approximately $508,000 and $1.4 million for the three months ended September 30, 2001 and 2000, respectively. The decrease in interest income resulted primarily from the use of cash proceeds from our initial public offering of common stock as working capital to fund normal business operations and the reduction of interest rates in general. On a year to date basis, net interest income for the nine months ended September 30, 2001 was $2.1 million, compared to $3.9 million for the nine months ended September 30, 2000.

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

    Net cash used by operating activities was approximately $12.0 million for the nine months ended September 30, 2001, and approximately $10.3 million for the nine months ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2001 resulted from a net loss of approximately $21.7 million, as well as approximately a $5.3 million net decrease in accounts receivable and prepaid expenses and other assets, offset by approximately a $3.7 million decrease in accounts payable and accrued expenses, a $500,000 increase in deferred revenue, $4.8 million in depreciation and amortization and $2.1 million in a non-cash charge for the write off of an investment. Cash used in operating activities for the nine months ended September 30, 2000 resulted from a net loss of approximately $15.2 million, as well as approximately a $6.8 million increase in accounts receivable, partially offset by $7.5 million increase in accounts payable and accrued expenses, a $410,000 decrease in prepaids and other current assets and a $595,000 increase in deferred revenue.

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

    Net cash used in financing activities was $671,000 for the nine months ended September 30, 2001. Net cash provided by financing activities was $105.6 million for the nine months ended September 30, 2000. Cash used in financing activities for the nine months ended September 30, 2001 resulted primarily from payments under capital lease obligations. Cash provided by financing activities for the nine months ended September 30, 2000 resulted primarily from the receipt of proceeds from the initial public offering of the Company's common stock.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR SUBSTANTIAL LOSSES IN THE FUTURE

    We incurred net losses attributable to common stockholders of approximately $8.8 million for the three months ended September 30, 2001 and $5.7 million for the three months ended September 30, 2000. Our accumulated deficit from inception, as of September 30, 2001, was approximately $51.0 million. We expect to continue to incur substantial net losses for the foreseeable future due to a high level of planned operating expenditures. We are making these expenditures in anticipation of higher revenue, but we cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase. In addition, we cannot assure you that we will return to profitability.

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

    For the three months ended September 30, 2001, no web publisher accounted for more than 10% of our revenue. Our contracts with Web publishers are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers.

FROM TIME TO TIME, A LIMITED NUMBER OF MARKETERS MAY ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE AND A LOSS OF ONE OR MORE OF THESE MARKETERS COULD CAUSE OUR RESULTS OF OPERATIONS TO SUFFER.

     For the three months ended September 30, 2001, revenue from no marketer accounted for more than 10 percent of our revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer.

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

    a. EXHIBITS. The following exhibits were previously filed as part of the original Report.

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

                               L90, INC.


Dated:  June 7, 2002           By:    /s/ Mitchell Cannold
                                      -------------------------------
                               Name:  Mitchell Cannold
                               Title: President & Chief Executive Officer

Dated:  June 7, 2002           By:    /s/ Steven M. Kantor
                                      -------------------------------
                               Name:  Steven M. Kantor
                               Title: Vice President, Finance