Form 10-Q/A
period 2002-03-31
L90 INC
filed 2002-06-11
CIK 1095158

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

     This Amendment to the Company's Form 10-Q for the three months ended March 31, 2002, is being filed for the purpose of making typographical and formatting corrections to the Notes to the Consolidated Financial Statements.

                                    L90, INC.

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
Part I

         Item 1.  Condensed Consolidated Financial Statements

                       Consolidated Balance Sheets ................................      3

                       Consolidated Statements of Operations ......................      4

                       Consolidated Statements of Stockholders' Equity ............      5

                       Consolidated Statements of Cash Flows ......................      6

                       Notes to Consolidated Financial Statements .................      7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations ..................................     14

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk .......     27


Part II

         Item 1.  Legal Proceedings ...............................................     28

         Item 2.  Changes in Securities and Use of Proceeds .......................     29

         Item 6.  Exhibits and Reports on Form 8-K ................................     29


Signatures ........................................................................     32

Exhibit Index .....................................................................     33


                                     PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            L90, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                      March 31,      December 31,
                                                                                         2002            2001
                                                                                    -------------    -------------
                                      ASSETS
                                      ------
Current Assets:
     Cash and cash equivalents ..................................................   $      53,758    $      63,831
     Accounts receivable, net of allowance of $5,422 and $5,050 at March 31,
       2002 and December 31, 2001, respectively .................................          10,642           13,560
     Notes receivable from officers .............................................             192              508
     Prepaid expenses and current assets ........................................           4,445              968
                                                                                    -------------    -------------
             Total current assets ...............................................          69,037           78,867
                                                                                    -------------    -------------
     Property and equipment:
         Equipment ..............................................................           5,038            5,358
         Furniture and fixtures .................................................             760              766
         Leasehold improvements .................................................             281              281
                                                                                    -------------    -------------
                                                                                            6,079            6,405
         Less--Accumulated depreciation and amortization ........................          (4,069)          (3,655)
                                                                                    -------------    -------------
     Property and equipment, net ................................................           2,010            2,750
     Restricted cash ............................................................           1,410            1,410
     Goodwill ...................................................................           5,964            5,964
     Other assets ...............................................................             250              402
                                                                                    -------------    -------------
             Total assets .......................................................   $      78,671    $      89,393
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

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

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

                            L90, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)


                                                    Common Stock                            Notes
                                                    ------------                          Receivable      Retained
                                                                       Additional Paid-   for Common      Earnings
                                                  Shares     Amount       In Capital        Stock         (Deficit)       Total
                                                 --------   --------  ------------------ ------------    ------------   ---------
BALANCE at December 31, 2000 (Restated)           23,999    $    24       $  142,846       $   (25)      $  (29,309)    $ 113,536
Net loss (Restated) ........................          --         --               --            --          (52,637)      (52,637)
Issuance of common stock for options .......          --         --                1            --               --             1
Issuance of common stock for purchase
   of Novus List Marketing, LLC ............         914          1            2,227            --               --         2,228
                                                --------    -------       ----------       -------       ----------     ---------

BALANCE at December 31, 2001                      24,913    $    25       $  145,074       $   (25)      $  (81,946)    $  63,128
Net loss ...................................          --         --               --            --           (6,919)       (6,919)
Issuance of common stock ...................          84         --              104            --               --           104
                                                --------    -------       ----------       -------       ----------     ---------

BALANCE at March 31, 2002 ..................      24,997    $    25       $  145,178       $   (25)      $  (88,865)    $  56,313
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

                            L90, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                             Three Months Ended March 31,
                                                                                         ------------------------------------
                                                                                             2002                    2001
                                                                                         ------------            ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:                                                                         (Restated)
       Net loss .....................................................................    $     (6,919)           $     (7,668)
    Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and amortization ...............................................             528                   1,593
        Gain on disposal of assets ..................................................               6                    (229)
        Change in allowance for doubtful accounts receivable ........................             372                    (319)
        Changes in assets and liabilities:
             Decrease in accounts receivable ........................................           2,546                   2,528
             (Increase) decrease in prepaid expenses and other assets ...............          (3,385)                    403
             Decrease in accounts payable ...........................................          (5,139)                   (367)
             Increase (decrease) in accrued expenses ................................           1,907                    (723)
             Increase in deferred revenues ..........................................              77                     926
             Decrease in ad fees credit .............................................            (668)                     --
                                                                                         ------------            ------------
                     Net cash used in operating activities ..........................         (10,675)                 (3,856)
                                                                                         ------------            ------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment ..........................................             (11)                   (967)
        Proceeds from sale of assets ................................................             277                   1,231
                                                                                         ------------            ------------
                     Net cash provided by investing activities ......................             266                     264
                                                                                         ------------            ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
        Net payments under capital lease obligations ................................             (84)                   (240)
        Repayment of notes receivable from officers .................................             316                      --
        Exercise of common stock options ............................................             104                       1
                                                                                         ------------            ------------
                     Net cash provided by (used in) financing activities ............             336                    (239)
                                                                                         ------------            ------------
    Net decrease in cash ............................................................         (10,073)                 (3,831)
    Cash and cash equivalents, beginning of period ..................................          63,831                  72,653
                                                                                         ------------            ------------
    Cash and cash equivalents, end of period ........................................    $     53,758            $     68,822
                                                                                         ============            ============
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest ....................................................................    $          5            $         38
                                                                                         ============            ============
        Income taxes ................................................................    $          2            $          1
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

2.   Summary of Significant Accounting Policies

     a.   Interim Results

     The unaudited condensed consolidated financial statements for the three-month period ended March 31, 2002 and 2001, have been prepared by the Company and are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2002, and the results of the Company's operations and stockholders equity, and cash flows for the three months ended March 31, 2002 and 2001. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2002 are not necessary indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2002.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP) have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001 as included in the Company's annual report on Form 10-K.

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

     d.   Cash and Cash Equivalents

     For purposes of the balance sheets and statements of cash flows, cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less. The Company maintained its cash balances in six financial institutions during 2002 and 2001. The cash balances in each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2002 and December 31, 2001, the Company's uninsured cash, including both restricted and unrestricted cash, balances totaled approximately $55.1 million and $65.1 million, respectively.

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

     j.   Research and Development Expenses

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

     k.   Income Taxes

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

     l.   Net Loss Per Share

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

     m.   Stock-Based Compensation

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

     n.   Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     o.   Recent Accounting Pronouncements

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

     p.   Principles of Consolidation

     The Company's condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     q.   Certain Reclassifications

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
                                                                                       =========     =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current Liabilities:
    Accounts payable.............................................................      $   7,275     $      --    $   7,275
    Accrued expenses.............................................................          2,090            --        2,090
    Current portion of note payable..............................................            496            --          496
    Current portion of long-term capital lease obligations.......................            386            --          386
    Deferred revenues............................................................          1,871           (19)       1,852
                                                                                       ---------     ---------    ---------
           Total current liabilities.............................................         12,118           (19)      12,099
    Note payable, net of current portion.........................................            397            --          397
    Long-term capital lease obligations, net of current portion..................            155            --          155
                                                                                       ---------     ---------    ---------
           Total liabilities.....................................................         12,670           (19)      12,651
                                                                                       ---------     ---------    ---------
Stockholders' Equity:
       Common stock, $0.001 par value, 53,333,333 shares authorized, 23,998,409
         shares issued and outstanding at March 31, 2001.........................             24            --           24
    Additional paid-in capital...................................................        142,847            --      142,847
    Notes receivable for common stock............................................            (25)           --          (25)
    Retained deficit.............................................................        (35,644)       (1,333)     (36,977)
                                                                                       ---------     ---------    ---------
           Total stockholders' equity............................................        107,202        (1,333)     105,869
                                                                                       ---------     ---------    ---------
           Total liabilities and stockholders' equity............................      $ 119,872     $  (1,352)   $ 118,520
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

     On May 14, 2001, the Company purchased substantially all the assets of a list marketing business from Novus List Marketing, LLC. The results of the list marketing business' operations have been included in the consolidated financial statements since that date. Pursuant to the Asset Purchase Agreement, approximately $1.84 million was paid in cash, 914,210 shares of common stock, representing a fair value of $2.2 million, were issued and approximately $750,000 was incurred in a note payable to the former shareholder of the Company. In addition, the seller is eligible to receive up to an additional $1.0 million over a two year period if certain operating income goals are achieved. The acquisition has been accounted for using the purchase method of accounting. As of March 31, 2002, the Company has accrued $713,000 in association with this other consideration. The purchse price has been allocated to the assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the amount of $6.5 million. Through December 31, 2001, goodwill was being amortized straight-line over its useful life of 20 years. At December 31, 2001, goodwill was net of accumulated amortization of $195,000. Beginning January 1, 2002, goodwill will be accounted for in accordance with SFAS No. 142. In accordance with SFAS No. 142 goodwill will cease amortization and be reviewed at least annually for related impairment.

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

8.        Related Party Transactions

     In November 2000, the Company received approximately $1.48 million in notes receivable for loans to former officers. These notes bore interest at 5.0% per annum and mature at the occurrence of the fifth anniversary of the date of the note or upon demand by the Company. The notes were secured by a security interest in the officers' stock, as well as, all other personal property of the former officers. On October 15, 2001, the Company forgave loans to two former officers, one of whom is also a former director and one who is a current director, totaling approximately $508,000. In addition, the Company paid a total of $656,000 in 2001 to tax protect such individuals with respect to the forgiveness of the debt. Through March 31, 2002 the two individuals have paid to the company approximately $852,000 in partial repayment of such loans. The balance of the loans will remain due from the individuals pending further payments.

     In 2002, the Company entered into a consulting agreement with the Los Altos Group, Inc., a company for which Peter Sealey, who is one of our directors, serves as the Chief Executive Officer, the agreement is on a monthly renewal at $16,000 per month.

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

        Note 3 "Restatement of Financials" to the notes to the condensed financial statements provides a reconciliation of the Company's previously reported unaudited balance sheet, statement of operations, and cash flows as of and for the three months ended March 31, 2001 with the restated financial statements. The adjustments relate to groups of transactions that were identified involving multiple vendors and service providers. These cash transactions substantially offset another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under accounting principles generally accepted in the United States. Additional revenue transactions have been reversed that involved these and other vendors and were subsequently written off as bad debts or generated concerns about the substance of the services provided.

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

Interest Rate Risk

          The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in money market funds. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. The potential change noted above is based on sensitivity analysis performed by us as December 31, 2001.

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