Form 10-Q
period 2002-06-30
L90 INC
filed 2003-07-21
CIK 1095158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-28893

L90, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4761069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West 23rd Street, Fourth Floor

New York, New York 10010

(Address of principal executive offices) (Zip Code)

(212) 302-2424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of June 30, 2003, L90, Inc. had 24,503,282 shares of its Common Stock, $.001 par value per share, outstanding.

L90, INC. AND SUBSIDIARIES

i

PART I:  FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)

L90, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	June 30, 2002	December 31, 2001
		(Restated)

ASSETS
Current Assets:
Cash and cash equivalents	$48,964	$63,831
Restricted cash	750	—
Accounts receivable, net of allowance of $3,750 and $3,246 at June 30, 2002 and December 31, 2001, respectively	8,877	11,214
Notes receivable from officers	116	508
Prepaid expenses and current assets	6,122	1,225

Total current assets	64,829	76,778

Property and equipment, net	1,318	1,943
Restricted cash	1,130	1,410
Goodwill	1,676	1,676
Intangible assets, net	2,966	3,308
Other assets	570	220

Total assets	$72,489	$85,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,259	$517
Due to websites, net	2,732	5,191
Due to list owners, net	4,229	7,241
Accrued expenses and other current liabilities	13,454	6,150
Deferred gain	1,951	2,583
Deferred revenue	235	472

Total current liabilities	25,860	22,154
Other liabilities	150	1,031

Total liabilities	26,010	23,185

Stockholders’ Equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized; none outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, 0.001 par value, 53,333,333 shares authorized; 24,996,921 and 24,913,058 shares issued at June 30, 2002 and December 31, 2001, respectively	25	25
Additional paid-in capital	144,667	144,563
Notes receivable for common stock	—	(25)
Accumulated deficit	(98,213)	(82,413)

Total stockholders’ equity	46,479	62,150

Total liabilities and stockholders’ equity	$72,489	$85,335

The accompanying notes are an integral part of these consolidated financial statements.

L90, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
		(Restated)		(Restated)

Revenue:
Service fee-based revenue	$1,440	$5,923	$2,895	$12,191
Commission-based revenue	1,949	1,281	3,999	1,883

Total revenue	3,389	7,204	6,894	14,074

Cost of revenue	1,613	5,603	3,194	12,753

Gross profit	1,776	1,601	3,700	1,321

Operating expenses (income):
Sales and marketing	1,957	4,285	4,761	9,211
Product development	—	656	—	1,323
General and administrative	4,287	4,638	7,577	9,265
Special charges	5,384	—	8,501	—
Other impairment charges	1,435	—	1,435	—
Gain on sale of adMonitor	(1,636)	—	(2,304)	—

Total operating expenses	11,427	9,579	19,970	19,799

Operating loss	(9,651)	(7,978)	(16,270)	(18,478)

Other income (expense), net	(5)	764	5	950
Interest income	179	727	465	1,716

Loss before provision for income taxes	(9,477)	(6,487)	(15,800)	(15,812)
Provision for income taxes	—	—	—	—

Net loss	$(9,477)	$(6,487)	$(15,800)	$(15,812)

Net loss per share:
Basic and diluted	$(0.38)	$(0.27)	$(0.63)	$(0.65)

Weighted average number of common shares outstanding-basic and diluted	24,997	24,471	24,994	24,236

The accompanying notes are an integral part of these consolidated financial statements.

L90, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended June 30,
	2002	2001
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,800)	$(15,812)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	705	2,613
Goodwill amortization	—	3,296
Other intangible asset amortization	343	85
Provision for bad debt and advertising credits	439	1,326
Gain on disposal of equipment	—	(230)
Provision for officer loans	103	—
Gain on sale of adMonitor	(2,304)	—
Impairment of fixed assets	336	—
Changes in assets and liabilities, net of the effect of acqusitions
Decrease in accounts receivable	1,594	3,993
Decrease (increase) in prepaid expenses and other assets	(5,524)	300
Increase (decrease) in accounts payable	1,627	(880)
Decrease in due to websites and list owners	(4,052)	(2,482)
Increase (decrease) in deferred revenue	(237)	1,751
Increase (decrease) in accrued expenses and other liabilities	8,238	(661)

Net cash used in operating activities	(14,532)	(6,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(479)	(1,141)
Proceeds from sale of equipment	647	639
Repayment of officer loans	321	—
Deferred acquisition costs	(315)	—
Acquisition of Novus List Marketing business	—	(2,071)

Net cash provided (used) by investing activities	174	(2,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	(143)	(298)
Payments of notes payable	—	194
Restricted cash	(470)	—
Proceeds from exercise of employee stock options	104	1

Net cash used by financing activities	(509)	(103)

Net decrease in cash	(14,867)	(9,377)
Cash and cash equivalents, beginning of period	63,831	72,653

Cash and cash equivalents, end of period	$48,964	$63,276

The accompanying notes are an integral part of these consolidated financial statements.

L90 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Description of the Business and Significant Accounting Policies

Description of the Business

L90, Inc. and its subsidiaries (collectively, the “Company” or “L90”) are an Internet-based provider of marketing solutions for advertisers and Web publishers. The Company provides fully outsourced ad sales, as well as ad serving, direct marketing and sweepstakes promotions. The Company develops targeted marketing campaigns that leverage the capabilities of the Internet. The Company also specializes in offline list management, alternative media and sophisticated data analytical services.

The Company commenced operations in January 1997 as a sole proprietorship. In May 1997, the Company became a California limited liability company and changed its name to John Bohan and Associates, LLC. At that time, the Company conducted business as AdNet Strategies. In January 1998, the Company incorporated in California, elected S-corporation status and changed its name to AdNet Strategies, Inc. In December 1998, the Company became a California C-corporation under the name Latitude 90, Inc. In September 1999, the Company reincorporated in Delaware as L90, Inc. In February 2000, the Company sold 7.5 million shares of common stock in an initial public offering and raised net proceeds of $102.6 million.

As discussed in Note 9, “Subsequent Events,” the Company acquired the North American media business of DoubleClick Inc. in July 2002. In connection with this acquisition, it reorganized into a holding company structure and now operates under the name MaxWorldwide, Inc. In February 2003, the Company sold its MaxDirect division. This division specialized in offline list management, alternative media, and sophisticated data analytical services. In March 2003 the Company entered into an agreement in March 2003 to sell its MaxOnline division to Focus Interactive, Inc., and following the consummation of such sale, the Company intends to adopt a plan of liquidation and dissolution, pursuant to which it would dissolve the Company.

As discussed in Note 2 “Restatement,” the Company’s consolidated financial statements for the three and six-month periods ended June 30, 2001 have been restated. All applicable amounts relating to the restatements have been reflected in these consolidated financial statements and the notes thereto.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of L90 and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, contain all the normal, recurring adjustments considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the re-audited consolidated financial statements of L90 for the year ended December 31, 2001, as presented in MaxWorldwide Inc.’s annual report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

As discussed in Note 9, “Subsequent Events,” in March 2003, the Company entered into an agreement, subject to shareholder approval, to sell substantially all of the assets of its MaxOnline division to Focus Interactive. If this transaction is consummated, the Company intends to adopt a plan of liquidation and dissolution pursuant to which we would liquidate and dissolve the Company. The accompanying financial statements have not been adjusted to reflect the impact of the potential liquidation of the Company.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less. Restricted cash consists of certificates of deposits pledged under outstanding letters of credit.

Accounts Receivable

The Company has receivables due from advertisers or their agencies resulting from the sales of ads and from list brokers resulting from the brokering of lists. These receivables relate to both commission-based and service fee-based contracts. The Company’s credit exposure on commission-based contracts is limited to the net amount of cash to be received by the Company from ad sales and list rentals. The Company’s credit exposure on service fee-based contracts is the full amount of the ad sales as the Company is obligated to pay the Web publishers for ads sold on their Web sites irrespective of receiving payment from advertisers. The Company extends

L90 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

credit to its customers, who are primarily located in the United States. The ability of these customers to meet their obligations to the Company is dependent on their economic health, as well as their industry and other factors.

The Company maintains an allowance for doubtful accounts that represents management’s estimate of expected losses on specific accounts and inherent losses on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management performs ongoing credit evaluations of its customers based on management’s analysis and reviews of available public documents. Additionally, the Company establishes contra-liability accounts against amounts due to websites, as a result of certain of the Company’s web publishers bearing the risk of non-payment of advertising fees from marketers and reserves against due to list owners as a result of the Company’s list owners bearing the risk of non-payment from list buyers. As of June 30, 2002 and December 31, 2001, the total reserves against amounts due to websites were approximately $1.4 million and $1.1 million, respectively, and reserves for due to web sites and due to list owners was approximately $0.4 million and $0.5 million, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful life of the asset using the straight-line method of depreciation. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Property, equipment and leasehold improvements have estimated useful lives ranging from three to five years. Property, equipment and leasehold improvements are adjusted to estimated fair market values if they are determined to be lower than the net book value of the assets.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets, including intangible assets, held and used whenever events or changes in circumstances indicate that future cash flows (undiscounted and without interest charges) expected to be generated by an asset’s disposition or use may not be sufficient to support its carrying amount. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

Goodwill and Other Intangible Assets

MaxWorldwide records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Until December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 141, “Business Combinations,” in its entirety and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001 and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill and sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. The Company completed its initial impairment testing and no changes to the carrying value of its goodwill were made as a result of the adoption of SFAS 142. SFAS 142 requires an annual test for impairment of goodwill, as well as when a triggering event indicating impairment may have occurred. No indicators of impairment were identified during the six months ended June 30, 2002.

Intangible assets include customer lists, purchased technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally two to seven years.

Revenue Recognition

Revenue from ad sales is earned under commission-based and service fee-based contracts and is recognized in the period the advertising is delivered, provided collection of the resulting receivable is reasonably assured. For commission-based contracts, the Company invoices the full amount of revenue due to Web publishers for the sale of their ad inventory and is entitled to receive a commission. Revenue earned by the Company from commission-based contracts reflects only the amount of the commission earned by the Company. For service fee-based contracts, the Company is obligated to pay a fee to the Web publishers for ads placed on their Web sites. Theses fees are included in cost of revenue. Additionally, under service fee-based contracts, the Company collects and bears the risk of loss for ads sold. Consequently, revenue earned from service fee-based contracts reflects the full value of the ads sold, or the Company’s credit risk exposure. The Company recognizes list revenues upon delivery and establishes reserves for potential adjustments at that time. The Company generally invoices the full amount of revenue due to list owners for the sale of their list and is entitled to receive a commission. The Company’s revenues are presented net of an allowance for advertising credits, which

L90 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

is estimated and established in the period in which services are provided. These credits are generally issued in the event that delivered advertisements do not meet contractual specifications. Actual results could differ from these estimates. Deferred revenue consists primarily of payments received in advance of revenue being earned for the delivery of advertising.

Product Development

Product development expenses consisted primarily of compensation related expenses, consulting fees and other operating expenses associated with the product development department. The product development department developed, enhanced and maintained existing products and provided quality assurance. All product development costs were expensed as incurred. As a result of the Company selling its adMonitor technology to DoubleClick Inc. in October 2001 (see Note 2), all product development expenses ceased at that time.

Income Taxes

The Company provides for income taxes in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Net Loss Per Share

Basic net loss per common share excludes the effect of potentially dilutive securities and is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net loss per share adjusts this calculation to reflect the impact of stock options and other potentially dilutive financial instruments to the extent that their inclusion would have a dilutive effect on net loss per share for the reporting period.

For the three and six months ended June 30, 2002 and 2001, there were approximately 2.4 and 4.7 million shares, respectively of outstanding options and warrants to purchase shares of common stock that were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions. The most significant estimates relate to the Company’s allowance for advertising credits and doubtful accounts, useful lives of fixed and intangible assets, and the contra-liability accounts against amounts due to websites and list owners.

Other Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), the provisions of which are effective for any exit or disposal activities initiated by us after December 31, 2002. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. The adoption of the provisions of SFAS No. 146 will impact the measurement and timing of costs associated with any exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, this standard will not have a material impact on its consolidated financial position or results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

L90 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN No.45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are required for financial statements of periods ending after December 15, 2002. The initial measurement provisions of the interpretation are applicable on a prospective basis for guarantee issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a significant effect on the Company’s financial statements.

NOTE 2—Restatement

During the course of the Company’s preparation of its quarterly report on Form 10-Q for the quarter ended June 30, 2002, the Company discovered certain errors in the application of GAAP, which required restatement of its previously issued financial statements. The principal adjustments impacting the three and six months ended June 30, 2001 are discussed below.

Throughout these financial statements, the term “previously reported” will be used to refer to the Company’s amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission (“Commission”) on June 11, 2002.

Revenue adjustment impacting pre-tax loss:

During 2001, the Company recorded revenue in its MaxDirect division without appropriately estimating the impact of sales adjustments granted in future periods. This adjustment resulted in a reduction in total revenue and an increase of the pre-tax loss of $0.1 million for the three and six months ended June 30, 2001.

Other adjustments impacting pre-tax loss:

webMillion.com, Inc. acquisition accounting:

On July 24, 2000, the Company acquired webMillion, Inc., a direct marketing promotions company. The goodwill associated with this acquisition was being amortized over a period of twenty years in the Company’s previously reported financial statements. Given the nature of the operations of webMillion.com, the Company has concluded that an amortization period of three years was more appropriate. Additionally, the Company did not properly value its common stock issued in this transaction resulting in a decrease of the previously reported goodwill recorded upon consummation of this transaction. The net impact of these adjustments increased amortization expense by approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2001, respectively.

Novus List Marketing acquisition accounting:

During 2001, the Company acquired the assets related to the list marketing business of Novus List Marketing, LLC. The Company did not properly allocate the purchase price of $4.9 million among the identifiable intangible assets acquired. As a result, amortization expense has increased by $0.1 million during the three and six-months ended June 30, 2001.

Facility and fixed asset impairment charges:

During 2001 and 2000, the Company consolidated certain of its leased office space, and closed certain of its offices and recorded impairment charges associated with certain related fixed assets. In connection with these actions, the Company determined that errors were made with respect to the timing of recording certain liabilities and asset write-offs. These adjustments have resulted in a $0.1 million decrease in the previously reported net loss for the three and six-month periods ended June 30, 2001.

Allowance for doubtful accounts:

In connection with the Company’s review of prior years’ financial records, the Company determined that its methodology for recording its allowance for doubtful accounts in prior years was not appropriate. Accordingly, bad debt expense has been increased by $0.2 million and $0.8 million for the three and six months ended June 30, 2001, respectively.

Reserve for amounts due to Web sites:

L90 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The Company’s credit exposure on commission-based contracts is limited to the net amount of cash to be received by the Company from ad sales. This fact was not properly considered when recording the expected amount to be paid to third-party Web sites. The Company has adjusted for this item in these restated financial statements which resulted in a decrease in the previously reported net loss of $0.1 million and $0.4 million for the three and six month periods ended June 30, 2001, respectively.

Other income

In connection with the Company’s review of prior years financial records, the Company determined that it recorded $0.3 million of other income during the quarter ended September 30, 2001, when it was more appropriate to record it during the quarter ended June 30, 2001. These adjustments have a net effect of $0.0 for the year ended December 31, 2001.

Other adjustments, net:

In addition to the items above other miscellaneous errors in the application of GAAP were identified and corrected in the restated financial statements. The net impact of these items resulted in a decrease to pre-tax loss of $0.1 million and $0.1 million for the three and six months ended June 30, 2001 quarters.

Reclassifications:

In addition to the above items noted above and in connection with the Company’s review of prior years’ financial statements it has determined certain errors were made with respect to how certain items were classified in the Company’s previously reported Statement of Operations for the three and six months ended June 30, 2001. These items had no impact on previously reported total revenue or net loss. The principal reclassifications are described below.

Research and development / product development:

During the Company’s review of its historical financial statements, it was noted that certain expenses previously classified as Research and development expense (“R&D”) should more appropriately be classified in other captions within the Statement of Operations. The Company has determined that certain of such costs are more appropriately classified as “Product development expense.” During the three month period ended June 30, 2001, $2.3 million of previously reported R&D was reclassified to cost of revenue and $0.7 million was reclassified to product development. During the six month period ended June 30, 2001 $5.2 million of previously reported R&D was reclassified $5.2 million to cost of revenue, $1.3 million was reclassified to product development, and $0.1 million was reclassified to sales and marketing.

Commission-based contracts vs. service fee-based contracts:

During the quarter ended June 30, 2001 the Company inappropriately accounted for certain of its commission-based contracts as service fee-based contracts and vice-versa (refer to Note 1 for a further description of the Company’s revenue recognition policy). These adjustments have resulted in a decrease in total revenue and an offsetting decrease in cost of revenue of $0.2 million and $0.4 for the three and six months ended June 30, 2001, respectively.

Accounting for sale of adMonitor:

In October 2001, the Company sold its ad serving technology, adMonitor, and certain related technology to DoubleClick Inc. in exchange for cash of $6.8 million. As part of this transaction, the Company entered into a contract with DoubleClick, in which the Company became obligated to purchase a minimum of $3.5 million of services from DoubleClick over a 3-year period. Sale proceeds in an amount equal to the minimum purchase commitment of $3.5 million were deferred. In the previously reported financial statements the Company amortized this gain as services were provided by reducing the deferred gain and reducing cost of revenue. The Company has determined that this deferred gain would be more appropriately recorded, when amortized, as additional “Gain on sale of adMonitor.” This adjustment resulted in “Cost of revenue” and “Gain on sale of adMonitor” increasing by $0.7 million for the quarter ended March 31, 2002.

The following table presents the effects of the aforementioned adjustments on previously reported net loss (in thousands):

L90 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Three months ended June 30, 2001	Six months ended June 30, 2001
(Increase) decrease to net loss:
Net loss—as previously reported	$(5,221)	$(12,889)

Revenue restatement adjustments which impact pre-tax loss:
MaxDirect revenue adjustment	(78)	(78)

Other adjustments impacting pre-tax loss:
webMillion.com acquisition accounting	(1,387)	(2,774)
Novus List Marketing acquisition accounting	(140)	(140)
Facility and fixed asset impairment charges	49	98
Allowance for doubtful accounts	(167)	(775)
Reserve for amounts due to Websites	60	429
Other income	255	250
Other adjustments, net	142	67

Increase to pre-tax loss	(1,266)	(2,923)
Net loss-restated	$(6,487)	$(15,812)

Net loss per share-basic and diluted:
As previously reported	$(0.21)	$(0.53)
As restated	$(0.27)	$(0.65)

NOTE 3—Business Transactions

Novus List Marketing, LLC

On May 14, 2001, the Company purchased substantially all the assets of a list marketing business from Novus List Marketing, LLC. (“Novus”) The results of the list marketing business’ operations have been included in the consolidated financial statements since that date. Pursuant to the Asset Purchase Agreement, the Company paid approximately $1.8 million in cash, issued 914,210 shares of common stock, valued at approximately $2.2 million, and incurred approximately $0.75 million subject to adjustment, in a note payable to Novus List Marketing. The note is non-interest bearing and was paid in full in 2002 after contractual adjustments were made based upon the collection of receivables and payment of liabilities acquired in the acquisition. In addition, Novus was eligible to receive up to an additional $1.0 million over a two-year period if certain operating income goals are achieved. As of June 30, 2003, this operating income goal was not achieved. In addition, certain former employees of Novus were eligible to receive up to an additional $2.0 million over a two-year period if certain operating income goals are achieved. As of June 30, 2002 and December 31, 2001, the Company had accrued $0 and approximately $0.5 million, respectively in association with this other consideration. The value of the common shares issued was determined based on the average market price of the Company’s common stock as quoted on the Nasdaq National Market for the two days immediately prior to the day of, and the two days immediately after the number of shares and cash consideration became irrevocably fixed pursuant to the agreement. The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price of $4.9 million which includes approximately $0.2 million of direct acquisition costs has been allocated to the assets acquired and the liabilities assumed based upon their fair values at the date of acquisition as follows (in millions):

Current assets	$6.7
Other intangible assets	3.7
Goodwill	1.8

Total assets acquired	12.2
Current liabilities	(7.3)

Net assets acquired	$4.9

On the basis of a fair value appraisal, approximately $2.7 million of the purchase price has been allocated to broker relationships, $0.6 million to acquire software and $0.4 million to non-compete agreements. The amounts attributable to broker relationships and acquired technology are being amortized on a straight-line basis over 7 years and 5 years, respectively. The Company has also recorded approximately $1.8 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired. This goodwill is tax deductible and was being amortized on a straight-line basis over 10 years.

The following unaudited proforma results of operations have been prepared assuming that the acquisition of Novus, consummated during 2001, occurred at the beginning of the periods presented. This proforma financial information should not be considered indicative of the actual results that would be achieved had the acquisition been completed on the date indicated and does not purport to

L90 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

indicate results of operations as of any future date or any future period.

	Three months ended June 30, 2001	Six months ended June 30, 2001
Revenue	$7,801	$15,866
Net loss	$(6,619)	$(16,209)
Net loss per basic and diluted share	$(0.27)	$(0.66)

Sale of adMonitor

On October 2, 2001, the Company completed the sale of adMonitor, its ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, the Company entered into an agreement which provides that until October 2002, the Company would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003 in conjunction with the DoubleClick Media acquisition. The agreement permits the Company to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, the Company entered into a five-year non-exclusive ad serving agreement for DART, DoubleClick’s ad serving technology, pursuant to which the Company would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As the Company satisfied its minimum purchase commitment under this agreement, it recorded charges to cost of revenue and amortized a corresponding amount of the deferred gain to “(Gain) loss on sale of adMonitor.” In the fourth quarter of 2001, $0.2 million of the $3.5 million minimum purchase commitment was satisfied. As a result of the sale of adMonitor in the fourth quarter of 2001, the Company incurred losses of approximately $6.1 million relating to fixed assets and estimated remaining contractual obligations associated with the adMonitor technology and severance of approximately $500,000, associated with the disposition of adMonitor which were included in the determination of gain or loss on this transaction. Accordingly, the Company recognized a net loss of approximately $3.1 million relating to this transaction in 2001, which is included in Gain and loss on sale of adMonitor in the Consolidated Statement of Operations. During 2002, the Company favorably settled a contract associated with adMonitor technology resulting in an adjustment to the loss on the sale of adMonitor recorded in 2001 of approximately $1.0 million and also recognized the remaining $3.3 million deferred gain. This resulted in a gain in 2002 totaling $4.3 million of which $1.6 million and $2.3 million was recognized during the three and six months ended June 30, 2002, respectively, and is included in “Gain on sale of adMonitor.” The net gain on this transaction accordingly totaled $1.2 million over two years. As a result of this transaction, the Company no longer provides proprietary Internet ad serving, tracking and marketing technology.

NOTE 4—Goodwill and Other Intangible Assets

The carrying amount of goodwill of $1.7 million remained unchanged at June 30, 2002 as compared to the balance at December 31, 2001. The goodwill was the result of the acquisition of the Novus List Marketing business in May 2001.

The following adjusts reported net loss and basic and diluted net loss per share if SFAS No. 142 had been in effect as of January 1, 2001 as follows (in thousands except fro per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
		(restated)		(restated)

Reported net loss	$(9,477)	$(6,487)	$(15,800)	$(15,812)
Add back: Goodwill amortization	—	1,659	—	3,296

Adjusted net loss	$(9,477)	$(4,828)	$(15,800)	$(12,516)

Weighted average number of common shares outstanding
outstanding used in basic and diluted net loss per share	24,997	24,471	24,994	24,236

Reported net loss per share—basic and diluted	$(0.38)	$(0.27)	$(0.63)	$(0.65)
Add back: Goodwill amortization	—	0.07	—	0.14

Adjusted net loss per share—basic and diluted	$(0.38)	$(0.20)	$(0.63)	$(0.51)

L90 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Intangible assets consist of the following (in thousands):

	June 30, 2002				December 31, 2001
	Weighted average amortization period (in months)	Gross carrying amount	Accumulated amortization	Net intangible assets	Net intangible assets (restated)
Customer lists	84	$2,684	$(431)	$2,253	$2,443
Purchased technology	60	554	(125)	429	485
Non-compete agreements and other	32	500	(216)	284	380

	24	$3,738	$(772)	$2,966	$3,308

Intangible asset amortization was $0.2 million and $0.1 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001 Intangible asset amortization was $0.3 million and $0.1 million, respectively.

Based on the balance of intangible assets at June 30, 2002, the annual amortization expense for each of the succeeding five fiscal years is estimated to be $0.7 million, $0.6 million, $0.5 million, $0.5 million and $0.4 million in 2003, 2004, 2005, 2006 and 2007, respectively.

NOTE 5—Impairment Charges

During the six months ended June 30, 2002, the Company continued taking certain actions to increase operational efficiencies and bring costs in line with revenue. These measures resulted in the continued consolidation of the Company’s leased office, as well as the impairment of certain computer equipment as the estimated fair value of this equipment was determined to be lower than the carrying value of these assets. As a consequence, the Company recorded $1.4 million of charges to operations during the three months ended June 30, 2002.

As of June 30, 2002, approximately $2.2 million and $0.1 million of the total lease charges recorded remained accrued in “Accrued expenses and other current liabilities” and “Long-term obligations,” respectively. The following table sets forth a summary of the balance of the reserves established (in thousands).

	Future Lease Costs	Fixed Asset Write-off	Total
Balance at December 31, 2001	$1,655	$—	$1,655
Impairment Charges	1,099	336	1,435
Cash expenditures	(451)		(451)
Non-cash expenditures		(336)	(336)

Balance at June 30, 2002	$2,303	$—	$2,303

NOTE 6—Contingencies

a.    Legal Matters

In addition to legal proceedings to which the Company may become subject from time to time in the normal course of business, the following is a summary of outstanding actions involving the Company.

General Litigation

On April 2, 2001, EMI Communications Corp. filed a lawsuit against the Company in the Queen’s Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by the Company. The Company believes this suit is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainty of litigation, the Company cannot predict the ultimate outcome of this matter.

On May 2, 2002, John Bohan, the Company’s former Chief Executive Officer, filed an action against us in the Court of Chancery for

L90 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

the State of Delaware, seeking an order requiring the Company to advance his defense costs in connection with the Commission’s investigation and the related civil litigation in accordance with his indemnification agreement with the Company and its charter documents. On June 6, 2002, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Bohan to repay the Company if it is determined that indemnification is not warranted. During the six months ended June 30, 2002 and the calendar years 2002 and 2003, the Company paid legal and other professional fees and expenses of approximately $1.9 million, in the aggregate, on behalf of certain former officers and directors, including Mr. Bohan, pursuant to their indemnification agreements with the Company and the Company’s charter documents. The Company accrued the entire $1.9 million as of June 30, 2002, of which $1.4 million was accrued during the three months ended June 30, 2002. Mr. Bohan was initially subject to an undertaking with the Company pursuant to which he was obligated to repay all amounts advanced to him by the Company in the event it was determined that that indemnification was not warranted. In April 2003, the Company entered into an agreement, pursuant to which it agreed to terminate Mr. Bohan’s obligations to the Company under this undertaking in exchange for a release from Mr. Bohan of all future indemnification obligations of the Company to Mr. Bohan under his indemnification agreement with the Company and its charter documents. The payment made under this agreement is included in the $1.9 million of costs described above.

On February 3, 2003, Anthony Hauser, a former founder of webMillion.com, Inc., filed against the Company, certain former officers and directors and William Apfelbaum, our Chairman of the Board of Directors, a Demand for Arbitration with the American Arbitration Association in Los Angeles, California. Mr. Hauser claims breach of contract, breach of fiduciary duty, misrepresentation, fraud and securities law violations arising out of the Company’s acquisition of webMillion.com, Inc. He has asserted damages in the amount of $6.0 million. The Company believes this arbitration claim is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

On July 9, 2003, the Company received a letter from DoubleClick Inc. advising the Company that DoubleClick intends to pursue certain legal claims against the Company arising out of the sale of DoubleClick’s online media business to the Company on July 10, 2002. These claims are for indemnification for alleged violations by the Company of the Agreement and Plan of Merger by and among the Company, DoubleClick, L90, Inc., DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc., dated June 29, 2002. In addition, the letter notifies the Company that DoubleClick intends to pursue additional claims outside of the Agreement and Plan of Merger for fraud in the inducement and securities fraud, relating to the sale of the online media business. DoubleClick is seeking damages from the Company of not less than $10 million. The Company believes these claims are without merit and the Company intends to vigorously defend all of these claims if and when they are brought.

On that same date, the Company sent a letter to DoubleClick notifying DoubleClick that the Company intends to pursue legal claims against DoubleClick under the indemnification provisions of the Agreement and Plan of Merger, and reserves the right to pursue legal claims outside of the Agreement and Plan of Merger, which relate to the sale of DoubleClick’s online media business. These claims include, but are not limited to, claims for fraudulent inducement, breach of covenants in the Agreement and Plan of Merger, tortious interference with contractual relations and tortious interference with prospective economic advantage.

SEC Investigation

On January 25, 2002, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in the Company’s securities. In connection with this investigation, the Commission had requested that the Company provide it with certain documents and other information. The Company has reached an agreement with the Commission to settle its investigation. Pursuant to the settlement, the Company consented to the entry by the Commission of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The Commission’s findings in the order, which the Company will not admit or deny, include findings that it improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires the Company to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require the Company to pay any fine or monetary damages. In addition, in January 2002, the Company was notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). On August 20, 2002, the Company’s common stock was delisted from the Nasdaq National Stock Market as a result of its failure to timely file its quarterly report on Form 10-Q for the quarter ended June 30, 2002.

On February 1, 2002, the Company’s Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the Commission’s investigation. The Audit Committee and the Company each engaged special counsel and forensic accounting firms to conduct a comprehensive examination of the Company’s

L90 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

financial records. On May 6, 2002, the Company announced that the Audit Committee had concluded its internal investigation and determined that certain of its financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 would be restated. As a result, the Company restated certain of the Company’s financial results as reflected in (i) its annual report on From 10-K for the year ended December 31, 2001, which it filed with the Commission on May 16, 2002, (ii) its amended quarterly report on Form 10-Q for the quarter ended March 31, 2002, which it filed with the Commission on June 11, 2002, (iii) its amended quarterly report on Form 10-Q for the quarter ended September 30, 2000, which it filed with the Commission on June 11, 2002, (iv) its amended quarterly report on Form 10-Q for the quarter ended March 31, 2001, which it filed with the Commission on June 11, 2002, (v) its amended quarterly report on Form 10-Q for the quarter ended June 30, 2001, which it filed with the Commission on June 11, 2002 and (vi) its amended quarterly report on Form 10-Q for the quarter ended September 30, 2001, which it filed with the Commission on June 11, 2002.

Securities Class Actions

Beginning on March 21, 2002, following the announcement of the Commission investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against the Company and certain of the Company’s former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company’s common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the Company, and the other named defendants, made false or misleading statements of material fact about the Company’s financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased the Company’s common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted the Company’s motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. The Company has reached an agreement in principle with the lead plaintiff to settle the class action for approximately $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses and other current liabilities” at June 30, 2002. Included in “Prepaid expenses and other current assets” at June 30, 2002 is approximately $2.2 million relating to insurance proceeds that the Company received subsequent to June 30, 2002.

In July 2002, the Company was named as a defendant in a securities class action complaint initially filed against Homestore.com, Inc. in the United States District Court for the Central District of California. The complaint generally alleges that the Company knowingly participated in Homestore’s scheme to defraud the investing public by entering into improper transactions with Homestore in the second and third quarters of 2001. The complaints seek an unspecified amount of damages on behalf of persons who purchased Homestore.com’s common stock during the purported class period. In March 2003, the lawsuit was dismissed with prejudice with respect to the Company and it was not required to pay any damages. On April 14, 2003, the lead plaintiff in the case filed a motion for certification to gain the court’s permission to pursue an interlocutory appeal of the court’s dismissal of the claims against the Company. The Company intends to oppose the motion for certification of the interlocutory appeal.

Derivative Actions

Beginning on March 22, 2002, the Company has been named as a nominal defendant in at least two derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs sought unspecified damages on the Company’s behalf from each of the defendants. In April 2003, the Company settled these derivative actions for $775,000 in attorneys’ fees and the Company’s agreement to adopt certain corporate therapeutic actions. The Company has received insurance proceeds sufficient to satisfy the $775,000 to be paid by it in settlement of the derivative suits, accordingly, no provision has been made in the June 30, 2002 Consolidated Statement of Operations for this settlement

The $775,000 was accrued for during the three months ended June 30, 2002 and is included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” at June 30, 2002.

Special Charges

The costs associated with of the Commission’s investigation, the associated securities class action and derivative lawsuits, and the re-audits of the Company’s financial statements have been included within Special Charges in the Consolidated Statement of Operations.

L90 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

These charges, principally for professional fees and legal settlements, net of insurance proceeds, amounted to $5.4 million and $8.5 million during the three and six months ended June 30, 2002, respectively. For the quarters ended March 31, 2003, these charges amounted to $0.4 million. The Company believes these costs will continue in 2003 and that, although the amounts cannot be reasonably estimated at this time, they may be material.

Included within Special charges during the three months ended June 30, 2002, were approximately $1.4 million of costs associated with the Company’s indemnification of legal defense costs for certain of the Company’s former officers and employees incurred by them in connection with the Commission’s investigation and related civil litigation. The Company is subject to continuing indemnification obligations to certain individuals for such costs under indemnification agreements with such individuals and pursuant to the Company’s charter documents. Each of these individuals has entered into an undertaking with the Company which requires such individual to repay the Company amounts advanced if it is determined that indemnification is not warranted. Due to the inherent uncertainties of litigation, the Company cannot estimate the ultimate amount of such costs and therefore no additional accrual has been provided in the accompanying financial statements for the three months ended June 30, 2002, and these costs may have a material adverse effect on the Company’s financial condition and results of operations.

NOTE 7—Related Party Transactions

In March 2002, the Company entered into a consulting agreement with Peter Sealy, a director to provide various consulting services. The agreement provides for a consulting fee of $16,000 per month. The agreement was terminated in October 2002.

See “Consulting Agreement” in Note 9, “Subsequent Events,” below.

NOTE 8—Segments

The Company is organized in two segments: MaxOnline and MaxDirect based on types of services provided. MaxOnline is an Internet-based provider of marketing solutions for advertisers and Web Publishers, which provides fully outsourced, advertising sales, delivery and related services. MaxDirect was a provider of list marketing services to publishing, catalog, e-commerce and other marketing companies. On February 10, 2003 the Company consummated the sale of substantially all of the assets of MaxDirect (See Note 9).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Gross billings, revenue and gross profit by segment are as follows (in thousands):

	Three months ended June 30, 2002			Three months ended June 30, 2001
	MaxOnline	MaxDirect	Total	MaxOnline	MaxDirect	Total
Gross billings	$4,341	$4,991	$9,332	$7,677	$2,842	$10,519
Net contract commissions	1,853	4,090	5,943	902	2,413	3,315

GAAP revenue	2,488	901	3,389	6,775	429	7,204
Cost of revenue	1,613	—	1,613	5,603	—	5,603

Gross profit	$875	$901	$1,776	$1,172	$429	$1,601

	Six months ended June 30, 2002			Six months ended June 30, 2001
	MaxOnline	MaxDirect	Total	MaxOnline	MaxDirect	Total
Gross billings	$8,539	$11,408	$19,947	$15,323	$2,842	$18,165
Net contract commissions	3,615	9,438	13,053	1,678	2,413	4,091

GAAP revenue	4,924	1,970	6,894	13,645	429	14,074
Cost of revenue	3,194	—	3,194	12,753	—	12,753

Gross profit	$1,730	$1,970	$3,700	$892	$429	$1,321

Gross billings represent the full amount due from marketers for the sale of web publisher ad inventory, as well as the full amount due from marketers for the rental of MaxDirect lists that the Company represents. Management believes gross billings is a relevant and useful measure of financial performance. Management uses this non-GAAP measure in analyzing the operating performance of the business, as it is more indicative of the effectiveness of our sales force and the trends in our business. The Company calculates its

L90 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

liabilities to suppliers and salesmen based on gross billings. The Company is responsible for paying its ad serving and mailing vendors based on all advertising delivered for its customers, irrespective of whether it shares risk of collection with websites and list owners. The Company uses gross billings in discussions with its management team surrounding future performance and as a gauge for making financial decisions and allocating resources. Market share for its industry is based, the Company believes, upon total advertising billings irrespective of a company’s third party relationship with those suppliers. Gross billings enable the Company to measure its position in the advertising market. The Company therefore believes it is important to analyze this non-GAAP financial information along with GAAP revenue in discussing its financial performance. Nevertheless, the Company believes that gross billings should be considered in addition to, not as a substitute for or superior to, GAAP revenue.

NOTE 9—Subsequent Events

DoubleClick Media Acquisition

On July 10, 2002, the Company purchased substantially all the assets of DoubleClick’s North American media business (“DoubleClick Media”). In exchange for the assets of the media business, MaxWorldwide issued to DoubleClick 4.8 million shares of MaxWorldwide common stock, valued at approximately $4.1 million and paid $5.0 million in cash. The value of the common shares issued was determined based on the average market price of the Company’s common stock, as quoted on the Nasdaq National Market for the two days immediately prior to the day of, the day of, and the two days immediately after the number of shares and cash consideration became irrevocably fixed pursuant to the agreement. The aggregate purchase price of $10.4 million included approximately $1.3 million of direct acquisition costs. DoubleClick may also receive an additional $6.0 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide achieves proforma earnings for two out of three consecutive quarters. Proforma earnings, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one- time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment, including impairment of goodwill. This contingency was not assumed by American List Counsel in the sale of MaxDirect and will not be assumed by Focus in the sale of MaxOnline. It is possible that payment of any of the contingent liabilities described in this paragraph, or other unknown liabilities will have a material adverse effect on our financial position. The Company initially recorded $5.6 million as goodwill associated with this acquisition. In the fourth quarter of 2002, the Company recorded an impairment charge of $4.3 million to reduce the carrying value of this goodwill. Prior to the purchase of DoubleClick’s North American media business, the Company recognized approximately $0.8 million in expenses, included in cost of revenue, for the three months ended June 30, 2002 and $1.6 million in expenses for the six months ended June 30, 2002 relating to services provided by DoubleClick.

Sale of MaxDirect

On February 10, 2003, the Company consummated the sale of substantially all of the assets of MaxDirect to a wholly-owned subsidiary of American List Counsel, Inc., a New Jersey corporation (“ALC”). The transaction did not include any of the Company’s assets relating to its online business, including e-mail list management, e-mail brokerage and all other online services. As consideration for MaxDirect, ALC paid $2.0 million in cash and assumed certain liabilities, on the closing of the transaction (the “Closing”), and agreed to pay, monthly, 92.5% of the acquired accounts receivable from MaxDirect collected by ALC during the first six months following the Closing and 46.25% of the acquired accounts receivable from MaxDirect collected by ALC during the second six months following the Closing, in each case net of any accounts payable associated with such accounts receivable. In addition, ALC agreed to pay $500,000 in cash if revenue generated by MaxDirect during the one year period following the Closing are at least $2.5 million and an additional $1.0 million in cash if revenue generated by MaxDirect during the one year period following the Closing are at least $3.5 million. ALC also agreed to pay the Company $0.50 for each dollar of revenue above $3.5 million generated by MaxDirect during the one year period following the closing.

The sale of MaxDirect resulted in a loss of $2.5 million recognized during the first quarter of 2003. Financial statements subsequent to the sale date have reflected the operating results of MaxDirect as discontinued operations. The Company has not recognized any gain attributable to the contingent payments based on revenue generated during the 12 month period following the sale.

Pending Sale of MaxOnline

On March 12, 2003, the Company entered into an agreement with Focus Interactive, Inc., formerly Bulldog Holdings, Inc. (“Focus”), and certain of its affiliates to sell substantially all of the Company’s assets related to its MaxOnline division (the “MaxOnline Sale”). A copy of the Agreement and Plan of Merger, dated March 12, 2003 was filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on March 14, 2003. Pursuant to the merger agreement, Focus would pay the Company $3.0 million upon closing of the MaxOnline Sale, an additional $2.0 million within one year following the closing or at the election of

L90 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Focus, up to six months thereafter, and up to an additional $1.0 million based upon the achievement of certain revenue milestones. In addition, Focus would pay the Company 70% of the accounts receivable transferred to Focus under the merger agreement and collected by it during the eight month period beginning 120 days following the effective time of the merger (net of certain expenses and accounts payable associated with such accounts receivable). Focus also agreed to reimburse the Company, within one year after the effective time of the merger, the amount of any positive working capital in the MaxOnline business it acquires as a result of the merger. The MaxOnline Sale is subject to approval by holders of a majority of the Company’s outstanding shares of common stock and other customary conditions, including without limitation, the Company’s receipt of an opinion from its financial advisor that the MaxOnline Sale is fair, from a financial point of view, to the holders of the Company’s common stock. Assuming all the conditions are satisfied or are otherwise waived by the Company and/or Focus, the Company expects the MaxOnline Sale to close on or about July 31, 2003.

Plan of Liquidation and Dissolution

If the MaxOnline Sale were consummated, the Company would no longer own any of the assets it used to generate revenue for the quarter ended June 30, 2002. The Company would also be prohibited from competing with Focus in the online advertising industry for a period of one year following the closing. The Company will ask its shareholders to approve, in connection with their approval of the MaxOnline Sale, a plan of liquidation and dissolution. If the Company’s shareholders approve the plan of liquidation and dissolution, then subsequent to the MaxOnline Sale the Company would intend to significantly curtail administrative expenses, discharge its outstanding liabilities and initiate the orderly distribution of assets to shareholders following the sale. The Company’s liabilities may include its payment of $775,000 in settlement of the derivative lawsuit and contingent liabilities including, but not limited to, the $5.0 million settlement of litigation against the Company in the class action lawsuits, any litigation arising from its sale of MaxOnline to Focus, payments of termination or severance agreements with officers, employees and consultants, payments pursuant to its required indemnification of former officers for their professional fees, payments for directors and officers insurance coverage, and professional fees associated with the liquidation of our corporation and distribution of funds to shareholders.

Voting Agreement with Significant Stockholder

On June 13, 2003, the Company entered into a voting agreement with a group of its stockholders known as The MaxWorldwide Full Value Committee (the “Committee”), in which the members of the Committee have agreed to vote their shares in favor of the MaxOnline Sale, the plan of liquidation and dissolution, and the slate of directors proposed by the Company’s management. The Company has agreed with the Committee that it will pursue the plan of liquidation and dissolution as described in its proxy statement filed with the SEC, subject to any revisions required by the SEC. The Company has also agreed to amend the consulting agreement with William Apfelbaum described below and to pay certain legal fees incurred by the Committee to date in an amount equal to $75,000. Finally, the Company has agreed that if it does not make the partial special distribution of $12,250,000 contemplated in the plan of liquidation and dissolution within 60 days after the closing of the MaxOnline Sale, the Committee will have the right to appoint one person to the Company’s Board of Directors.

Consulting Agreement

Effective October 2002, the Company entered into a consulting agreement with Mr. Apfelbaum, Chairman of the Board of Directors, to provide various business consulting services, including strategic consulting and business development services. The two-year agreement provides for monthly payments of $33,333. In the event that the agreement is terminated without cause or upon the occurrence of certain events following a change of control, an amount equal to the greater of the remaining outstanding obligations under the two-year agreement or $400,000 becomes immediately due and payable. This consulting agreement was subsequently amended to provide that it will terminate on the earlier of the closing date of sale of the Company’s MaxOnline business to Focus Interactive, Inc. or September 30, 2003, without further payment beyond Mr. Apfelbaum’s consulting fee accrued through termination, and reimbursement of his expenses incurred through termination.

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

These consolidated financial statements for the quarter ended June 30, 2002 include restatements to financial statements for the three and six months ended June 30, 2001. Accordingly, all financial data in this report reflects the effects of this restatement. See Note 2 to L90, Inc.’s interim unaudited Consolidated Financial Statements for a description of the restatements.

Overview

References in this Report to “L90,” “we,” “our” and “us” refer to L90, Inc. and our consolidated subsidiaries. On July 10, 2002, we underwent a reorganization to change our structure to a holding company format. As a result of the reorganization, L90 became a wholly-owned operating subsidiary of MaxWorldwide, Inc. and we began to operate under the name MaxWorldwide, Inc., which is now the publicly traded and reporting company. During the period of time covered by this Report, we operated under the name L90, which was then the publicly traded and reporting company. We are a leading provider of marketing services for marketers. We design and implement online marketing campaigns for our marketing clients and strategically place their ads on both our internal network of Web sites and an external network of Web sites with which we partner on individual marketing campaigns. Since our acquisition of the list marketing business of Novus List Marketing in May 2001 until the sale of our MaxDirect division in February 2003, our business consisted of two divisions:

1.  MaxOnline—which primarily consists of online website and email advertising; and

2.  MaxDirect—which primarily consisted of offline direct marketing list management, list mailing fulfillment and database management. We sold our MaxDirect division to American List Counsel in February 2003, and therefore no longer provide these services as of that date.

Business Transactions

On May 14, 2001, we purchased substantially all the assets of a list marketing business from Novus List Marketing, LLC. The results of the list marketing business’ operations have been included in the consolidated financial statements since that date. Pursuant to the Asset Purchase Agreement, we paid approximately $1.8 million in cash, $2.2 million in our common stock consisting of 914,210 shares, and approximately $750,000 issued in the form of a note payable, subject to adjustment. Novus List Marketing was also eligible to receive up to an additional $1.0 million over a two-year period if certain operating income goals are achieved. As of December 31, 2002, these operating income goals were not achieved and it does not appear that they will be achieved prior to the expiration of the two-year period. In addition, certain former employees of Novus are eligible to receive up to an additional $2.0 million over a two-year period if certain operating income goals are achieved. As of December 31, 2001, we had accrued $519,000 in association with this other consideration which was paid in 2002. As of December 31, 2002, we had accrued $0 in association with this other consideration, as it did not appear that the operating income goals would be achieved. The acquisition has been accounted for using the purchase method of accounting.

On October 2, 2001, the Company completed the sale of adMonitor, its ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, the Company entered into an agreement which provides that until October 2002, the Company would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003. The agreement permits the Company to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, the Company entered into a five-year non-exclusive ad serving agreement for DART, DoubleClick’s ad serving technology, pursuant to which the Company would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As the Company satisfied its minimum purchase commitment under this agreement, it recorded charges to cost of revenue and amortized a corresponding amount of the deferred gain to “(Gain) loss on sale of adMonitor.” In the fourth quarter of 2001, $0.2 million of the $3.5 million minimum purchase commitment was satisfied. As a result of the sale of adMonitor in the fourth quarter of 2001, the Company incurred losses of approximately $6.1 million relating to fixed assets and estimated remaining contractual obligations associated with the adMonitor technology and severance of approximately $500,000, associated with the disposition of adMonitor which were included in the determination of gain or loss on this transaction. Accordingly, the Company recognized a net loss of approximately $3.1 million relating to this transaction in 2001, which is included in Gain and loss on sale of adMonitor in the Consolidated Statement of Operations. During 2002, the Company favorably settled a contract associated with adMonitor technology resulting in an adjustment to the loss on the sale of adMonitor recorded in 2001 of approximately $1.0 million and also recognized the remaining $3.3 million deferred gain. This resulted in a gain in 2002 totaling $4.3 million of which $1.6 million and $2.3 million was recognized during the three and six months ended June 30, 2002, respectively is included in “Gain) on sale of adMonitor” and brought the net gain on this transaction to $1.2 million over two years. As a result of this transaction, the Company no longer provides proprietary Internet ad serving, tracking and marketing technology.

On July 10, 2002, we underwent a reorganization to change our structure to a holding company format. As a result of the reorganization, L90 became a wholly-owned operating subsidiary of MaxWorldwide, Inc. and we now operate under the name MaxWorldwide, Inc., which is now the publicly traded and reporting company.

Immediately following this reorganization, the Company purchased substantially all the assets of DoubleClick’s North American media business (“DoubleClick Media”). In exchange for the assets of the media business, MaxWorldwide issued to DoubleClick 4.8 million shares of MaxWorldwide common stock, valued at approximately $4.1 million and paid $5.0 million in cash. The value of the common shares issued was determined based on the average market price of the Company’s common stock, as quoted on the Nasdaq National Market for the two days immediately prior to the day of, the day of, and the two days immediately after the number of shares and cash consideration became irrevocably fixed pursuant to the agreement. The aggregate purchase price of $10.4 million included approximately $1.3 million of direct acquisition costs. DoubleClick may also receive an additional $6.0 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide achieves proforma earnings for two out of three consecutive quarters. Proforma earnings, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one- time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment, including impairment of goodwill. The Company initially recorded $5.6 million as goodwill associated with this acquisition. In the fourth quarter of 2002, the Company recorded an impairment charge of $4.3 million to reduce the carrying value of this goodwill. Prior to the purchase of DoubleClick’s North American media business, the Company recognized approximately $0.8 million in expenses, included in cost of revenue, for the three months ended June 30, 2002 and $1.6 million in expenses for the six months ended June 30, 2002 relating to services provided by DoubleClick.

On February 10, 2003, we completed the sale of our MaxDirect traditional direct marketing business to American List Counsel. As consideration for the sale, American List Counsel paid us $2.0 million in cash, assumed certain liabilities on the closing and agreed to pay, monthly, 92.5% of the acquired MaxDirect accounts receivable collected by American List Counsel during the first six months following the closing and 46.25% of the acquired MaxDirect accounts receivable collected by American List Counsel during the second six months following the closing, in each case net of any accounts payable associated with such accounts receivable. In addition, American List Counsel agreed to pay us $500,000 in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $2.5 million and an additional $1.0 million in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $3.5 million. American List Counsel also agreed to pay us $0.50 for each dollar of revenue above $3.5 million, generated by the MaxDirect business during the one-year period following the closing.

The sale of MaxDirect resulted in a loss of $2.5 million recognized during the first quarter of 2003. Financial statements subsequent to the sale date have reflected the operating results of MaxDirect as discontinued operations. The Company has not recognized any gain attributable to the contingent payments based on revenue generated during the 12 month period following the sale.

In March 2003, we concluded it would be in our shareholders’ best interest to sell our online business, MaxOnline, to Focus Interactive, Inc., formerly Bulldog Holdings, Inc. (“Focus”). We believed that to develop profitability in the online advertising business we needed access to more products for our clients. Rather than develop or acquire such products we believed the best interests of our shareholders would be served by selling MaxOnline and adopting a plan of liquidation and dissolution. On March 12, 2003, we entered into an agreement with Focus and certain of its affiliates to sell substantially all of our assets related to our MaxOnline division (the “MaxOnline Sale”). A copy of the Agreement and Plan of Merger, dated March 12, 2003 was filed with the Commission as Exhibit 2.1 to our Form 8-K filed with the Commission on March 14, 2003. Pursuant to the merger agreement, we would receive $3.0 million in cash upon the closing of the transaction and $2.0 million in cash, plus interest, upon the first anniversary of the closing or, at the election of Focus, up to six months thereafter. We could also receive up to an additional $1.0 million in cash if the MaxOnline business that Focus is acquiring exceeds certain performance levels in calendar year 2003. In addition, Focus would pay us 70% of the accounts receivable transferred to Focus under the merger agreement and collected by them during the eight month period beginning 120 days following the effective time of the merger (net of certain expenses and accounts payable associated with such accounts receivable). Focus also agreed to reimburse us, within one year after the effective time of the merger, the amount of any positive working capital in the MaxOnline business it acquires as a result of the merger. The MaxOnline Sale is subject to approval by holders of a majority of our outstanding shares of common stock and other customary conditions, including without limitation, our receipt of an opinion from our financial advisor that the MaxOnline Sale is fair, from a financial point of view, to the holders of our common stock. Assuming all the conditions are satisfied or are otherwise waived by us and/or Focus, we expect the MaxOnline Sale to close on our about July 31, 2003. If the MaxOnline Sale is consummated, substantially all of our operating assets, but excluding our cash, our name, MaxWorldwide, and certain limited intellectual property, will be sold to Focus. Accordingly, we would no longer continue to operate our business in the manner historically operated by us and we would adopt a plan of liquidation and dissolution and dissolve the Company. If the MaxOnline Sale is not consummated, we intend to operate our business in the ordinary course as described below.

Restatements

On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters being investigated by the Commission. The Audit Committee and the Company each engaged special counsel and a forensic accounting firm to conduct a comprehensive examination of our financial records. On May 6, 2002, we announced that the Audit Committee had concluded its internal investigation and determined that certain of our financial results for the years ended December 31, 2001 and December 31, 2000 would be restated. As a result, we restated certain of our financial results as reflected in (i) our annual report on From 10-K for the year ended December 31, 2001, with the Commission on May 16, 2002, and (ii) our amended quarterly reports on Form 10-Q for the quarters ended March 31, 2002, September 30, 2000, March 31, 2001, June 30, 2001 and September 30, 2001, filed with the Commission on June 11, 2002.

During the course of our preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2002, we discovered certain errors in the application of generally accepted accounting principles in the United States (“GAAP”) which required restatement of our previously issued financial statements. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, we engaged PricewaterhouseCoopers LLP to re-audit our financial results for the years ended December 31, 2001 and 2000. These audits have resulted in a restatement of our financial statements for the years ended December 31, 2000 and 2001 and for the quarter ended March 31, 2002. For a full description of the restatements, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K filed with the Commission on May 9, 2003. Our unaudited financial statements for the three and six months ended June 30, 2001 have been restated for issues primarily associated with the following: accounting for the sale of adMonitor, impairment of facility leases and fixed assets, Novus List Marketing acquisition, accounting reserves against amounts due to web sites, bad debt expense and revenue recognition. See Note 2 to the Company’s Consolidated Financial Statements in this Form 10-Q for a description of the impact of the restatement on the first two quarters of 2001.

SEC Investigation

On January 25, 2002, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In April 2003, we settled the Commission’s investigation. Pursuant to the settlement, we consented to the entry by the Commission of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The Commission’s findings in the order, which we will not admit or deny, include findings that we improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires us to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require us to pay any fine or monetary damages.

Securities Class Action

Beginning on March 21, 2002, following the announcement of the Commission investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during the purported class period. The complaints generally allege that during 2000 and 2001 we, and the other named defendants, made false or misleading statements of material fact about our financial statements, including our revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased our common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted our motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. We reached an agreement in principle with the lead plaintiff to settle the class action for approximately $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses and other current liabilities” at June 30, 2002. Included in “prepaid expense and other current assets” at June 30, 2002 is approximately $2.2 million relating to insurance proceeds that the Company received subsequent to June 30, 2002.

In July 2002, we were named as a defendant in a securities class action complaint initially filed against Homestore.com, Inc. in the United States District Court for the Central District of California. The complaint generally alleges that we knowingly participated in Homestore’s scheme to defraud the investing public by entering into improper transactions with Homestore in the second and third quarters of 2001. The complaints seek an unspecified amount of damages on behalf of persons who purchased Homestore.com’s common stock during the purported class period. In March 2003, the lawsuit was dismissed with prejudice with respect to us and we were not required to pay any damages. On April 14, 2003, the lead plaintiff in the case filed a motion for certification to gain the court’s permission to pursue an interlocutory appeal of the court’s dismissal of the claims against us. We intend to oppose the motion for certification of the interlocutory appeal.

Derivative Actions

Beginning on March 22, 2002, we were named as a nominal defendant in at least two derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints alleged that certain of our current and former officers and directors breached their fiduciary duties to us, engaged in abuses of their control of us, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs sought unspecified damages on our behalf from each of the defendants. In April 2003, we have settled these derivative actions for $775,000 in attorneys’ fees and the adoption of certain corporate therapeutic actions. The Company has received insurance proceeds sufficient to satisfy the $775,000 to be paid by it in settlement of the derivative suits, accordingly, no provision has been made in the June 30, 2002 Consolidated Statement of Operations for this settlement. The $775,000 was accrued for during the three months ended June 30, 2002 and is included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” at June 30, 2002.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions, which are believed to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. A variance in the estimates or assumptions used could yield a materially different accounting result. Described below are the areas where we believe that the estimates, judgments or assumptions that we have made, if different, would have yielded the most significant differences in our financial statements.

Allowance for advertiser credits and bad debt and reserves against due to websites and due to list owners

We record reductions to revenue for the estimated future credits issuable to its customers in the event that delivered advertisements do not meet contractual specifications. We follow this method since reasonably dependable estimates of such credits can be made based on historical experience. Should the actual amount of advertiser credits differ from our estimates, revisions to the associated allowance may be required. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our bad debt expense is partially offset by reserves made against due to website payables, as a result of certain of the Company’s web publishers bearing the risk of non-payment of advertising fees from marketers, and reserves against due to list owners, as a result of the Company’s list owners bearing the risk of non-payment from list buyers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in subsequent periods.

Goodwill

Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Effective January 1, 2002, we adopted SFAS 142 and performed a transitional test of our goodwill. The fair value of our reporting units were estimated using the expected present value of future cash flows. Impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Long-lived Assets

The Company assesses the recoverability of long-lived assets, including intangible assets, held and used whenever events or changes in circumstances indicate that future cash flows (undiscounted and without interest charges) expected to be generated by an asset’s disposition or use may not be sufficient to support its carrying amount. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

Deferred tax assets

Pursuant to SFAS No. 109, a valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. As of June 30, 2002, December 31, 2001 and June 30, 2001 we recorded a full valuation allowance against our net deferred tax assets since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely that these assets will not be realized than to be realized. In the event that we were to determine that it would be able to realize some or all of our deferred tax assets, an adjustment to the net deferred tax asset would increase income and/or adjust additional paid-in capital in the period such determination was made.

Operating Performance—Three Months Ended June 30, 2002 and 2001

Revenue from ad sales earned under commission-based and service fee-based contracts is recognized in the period the advertising is delivered provided collection of the resulting receivable is reasonably assured. For commission-based contracts we receive commissions on gross billings from web publishers for the sale of impressions of their ad inventory and from list owners for the sale of their ad inventory. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. We recognize commissions ratably over the term of the marketing campaign, which typically ranges from one to twelve months. Our MaxDirect division principally earned commission-based revenue. For service fee-based contracts, we purchase advertising space, or ad inventory, from Web publishers and are obligated to pay a service fee to Web publishers for ads placed on their Web sites. Additionally, under service fee-based contracts, we bear the risk of loss from the non-collection of fees payable by marketers for ads sold. Consequently, revenue earned from service fee-based contracts reflects the gross billings of the ad impressions sold. Since we have both commission-based and service fee-based contracts, revenue includes a mix of commissions received under our commission-based contracts and gross billings to our marketing clients under our service fee-based contracts.

The following table summarizes performance of our online segment for the three months ended June 30, 2002 and 2001 (in thousands):

	Three months ended June 30, 2002			Three months ended June 30, 2001
	MaxOnline	MaxDirect	Total	MaxOnline	MaxDirect	Total
Gross billings	$4,341	$4,991	$9,332	$7,677	$2,842	$10,519
Net contract commissions	1,853	4,090	5,943	902	2,413	3,315

GAAP revenue	2,488	901	3,389	6,775	429	7,204
Cost of revenue	1,613	—	1,613	5,603	—	5,603

Gross profit	$875	$901	$1,776	$1,172	$429	$1,601

Gross billings represent the full amount due from marketers for the sale of web publisher ad inventory. We believe gross billings is a relevant and useful measure of financial performance. We use this non-GAAP measure in analyzing the operating performance of the business, as it is indicative of the effectiveness of our sales force and the trends in our business. We calculate our liabilities to certain suppliers and commissions to our sales staff based on gross billings. We are responsible for paying our ad serving vendors based on all advertising delivered for our customers, irrespective of whether we share risk of collection with websites. We use gross billings in discussions with our management team surrounding future performance and as a gauge for making financial decisions and allocating resources. Market share for our industry is based, we believe, upon total advertising billings irrespective of a company’s third party relationship with those suppliers. Gross billings enable us to measure our position in the advertising market. We therefore believe it is important to analyze this non-GAAP financial information along with revenue in discussing our financial performance. Nevertheless, we believe that gross billings should be considered in addition to, not as a substitute for or superior to, GAAP revenue.

Net contract commissions shown in the table above represent the commissions paid to websites whose contracted terms with the company require us to recognize revenue net of the commissions paid to the website.

MaxOnline Performance

Gross billings. Gross billings for our MaxOnline division decreased 43.5% from $7.7 million for the three months ended June 30, 2001 to $4.3 million for the three months ended June 30, 2002. This decrease was partially attributable to the sale of our adMonitor ad serving system in October 2001 and the resulting loss of approximately $1.8 million of gross billings that we generated during the three months ended June 30, 2001 from the provision of the adMonitor ad serving product to our customers. Additionally, general economic weakness and a slowdown in the Internet advertising market also negatively affected gross billings. During 2002, we also experienced competitive pressure on advertising rates for impressions that led to a further reduction of gross billings.

Revenue. Revenue decreased $4.3 million to $2.5 million for the three months ended June 30, 2002 from $6.8 million for the three months ended June 30, 2001. This decrease was partially due to the sale of our adMonitor ad serving system in October 2001 and the resulting loss of approximately $1.8 million of revenue derived from the provision of the adMonitor ad serving product to our customers. Decreases in revenue associated with general economic weakness, competitive pressure on advertising rates and a slowdown in the Internet advertising market also contributed to the reduction. Finally the percentage of gross billings related to commission-fee based web partners who share the risk of collection with MaxOnline increased from 29.6% for the three months ended June 30, 2001 to 70.1% for the three months ended June 30, 2002. If the MaxOnline sale were consummated, we would no longer own the assets used to generate these gross billings or revenue. Accordingly, if the MaxOnline sale were consummated, we would not expect to generate gross billings or revenue from MaxOnline after the sale.

Cost of revenue. Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts, personnel, equipment and third party supplier costs associated with serving ads on our network and Internet connectivity and bandwidth costs associated with ad serving. Additionally, cost of revenue includes contest fees and insurance expense related to direct marketing promotions. Cost of revenue decreased from $5.6 million for the quarter ended June 30, 2001 to $1.6 million for the quarter ended June 30, 2002. This decrease is principally the result of the lower cost of ad serving from using DoubleClick’s ad serving product during 2002, as compared to the cost of operating our adMonitor ad serving system in 2001 and a reduction of fees paid to websites. Fees paid to websites were reduced by $2.0 million due to lower levels of revenues and lower percentages paid to websites for advertising.

Gross Profit. Our gross profit of $0.9 million for the quarter ended June 30, 2002 represented 35.2% of revenue and 20.2% of gross billings. We had a gross profit of $1.2 million for the quarter ended June 30, 2001 which represented 17.3% of revenue and 15.3% of gross billings. The increase in gross profit margin for the quarter ended June 30, 2002 was principally a result of reduced costs to deliver advertisements including reduced costs of outsourcing our ad serving compared to the costs of running our own adMonitor ad serving system. Additionally, we reduced the average percentage of gross billings paid to web sites during 2002 for selling advertisements.

MaxDirect Performance

Gross billings. MaxDirect increased gross billings 75.6% from $2.8 million for the three months ended June 30, 2001 to $5.0 million for the quarter ended June 30, 2002. The increase was principally due to the period of time for which we owned MaxDirect. We purchased MaxDirect on May 15, 2001. On an annualized basis, gross billings slightly decreased as a result of the general economic slowdown and the related reduction of expenditures by advertisers in direct marketing during the three months ended June 30, 2002.

Revenue. Revenue for MaxDirect increased 110.0% from $0.4 million for the three months ended June 30, 2001 to $0.9 million for the quarter ended June 30, 2002. The increase was primarily attributable to the full year of operations that MaxDirect contributed to us in 2002. As a result of the sale of MaxDirect to American List Counsel in February 2003, we will not generate this revenue subsequent to the date of sale.

Gross Profit. Our gross profit of $0.9 million for the quarter ended June 30, 2002 was 100.0% of revenue and 18.1% of gross billings. Our gross profit of $0.4 million for the quarter ended June 30, 2001 was 100.0% of revenue and 15.1% of gross billings. The increase in gross profit dollars was due to the period of time for which we owned MaxDirect. The higher gross profit margin, based on gross billings, was attributable to increases in the use of alternative media and data services by our clients during 2002. Alternative media and data service product billings have significantly higher gross profit margins.

Operating Expenses

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials. Sales and marketing expenses were $2.0 million, or 57.7% of revenue, and 21.0% of gross billings, for the quarter ended June 30, 2002. This compares to $4.3 million, or 59.5% of revenue, and 40.7% of gross billings, for the quarter ended June 30, 2001. Compared to the quarter ended June 30, 2001, the Company reduced marketing expenditures for personnel and commissions by $2.0 million for the quarter ended June 30, 2002, due to lower levels of sales and reduced travel and entertainment expenses. Additionally we reduced advertising and industry conference expenses for the three months ended June 30, 2002, by $0.1 million as compared to the three months ended June 30, 2001, due to the reduced level of advertising being sought by our clients.

Product Development. Product development expenses consist primarily of compensation related expenses, consulting expenses and associated expenses incurred for enhancement and maintenance of our former adMonitor ad serving technology. Product development expenses amounted to $0.7 million or 9.1% of revenue, and 6.2% of gross billings, for the quarter ended June 30, 2001. All product development expenses were eliminated for the latter part of 2001 and the full year 2002, as a result of the sale to DoubleClick of our

adMonitor ad serving technology in October 2001.

General and Administrative. General and administrative expenses consist primarily of compensation and related benefits, professional service fees, facility related costs, bad debt expense, depreciation and goodwill and intangible asset amortization. General and administrative expenses decreased by $0.3 million to $4.3 million or 126.5% of revenue and 45.9% of gross billings for the quarter ended June 30, 2002, compared to $4.6 million or 64.4% of revenue and 44.1% of gross billings for the quarter ended June 30, 2001. This decrease of $0.3 million in general and administrative expenses was primarily attributable to the $1.6 million elimination of goodwill amortization associated with the adoption of SFAS 142 on January 1, 2002. For the quarter ended June 30, 2002, we had increases in legal fees, legal settlements and temporary labor that significantly offset the reduction of amortization expense. If the MaxOnline Sale is consummated, we anticipate that a significant number of our general and administrative employees would no longer be employed by us. As a result, we would expect that general and administrative expenses would significantly decrease following the sale.

Special Charges. On January 25, 2002, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In connection with this we have incurred professional fees for legal and forensic accounting services relating to the Commission’s investigation and costs associated with the Company’s indemnification of legal defense costs for certain of the Company’s former officers and employees incurred by them in connection with the Commission’s investigation and related civil litigation. The investigation has resulted in a number of securities class action lawsuits, as well as related derivative suits. We have reached an agreement in principle to settle the securities class action lawsuits, subject to certain conditions, including court approval. We have also settled the derivative lawsuits. Additionally, during the course of our preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2002, we discovered misclassifications of certain research and development expenses reported in our financial statements for prior periods. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, the Company engaged its current auditors to re-audit the Company’s financial results for the years ended December 31, 2001 and 2000 and quarter ended March 31, 2002. Our re-audited financial statements on our annual report on Form 10-K for the year ended December 31, 2002 were filed with the Commission on May 9, 2003.

During the second quarter of 2002, we incurred or accrued approximately $5.4 million of costs associated with the aforementioned items. These costs were principally for professional fees associated with the Commission’s investigation and the derivative and class action litigation. Additionally costs related to expenses incurred to prepare and file our restated financial statements on our annual report on Form 10-K for the year ended December 31, 2002 were accrued. If we are able to satisfactorily conclude and resolve the various lawsuits in accordance with our agreements in principle we would anticipate that Special Charges will be reduced in 2003.

Impairment Charges. For the second quarter of 2002, we recorded total impairment charges of $1.4 million. We recorded $1.1 million of impairment charges related to excess facility capacity stemming from the reduction of employees and the relocation of our former Marina del Rey headquarters to New York. Additionally, we recorded $0.3 million of charges relating to the impairment of certain fixed assets utilized in our business which includes $0.1 million for assets in the Marina del Rey facility.

(Gain) loss on Sale of adMonitor. On October 2, 2001, we completed the sale of adMonitor, our ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, we entered into an agreement which provides that until October 2002, we would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003. The agreement permits us to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, we entered into a five-year non-exclusive ad serving agreement for DART, DoubleClick’s ad serving technology, pursuant to which we would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As we satisfied our minimum purchase commitment under this agreement, we recorded charges to cost of revenue and amortized a corresponding amount of the deferred gain to “(Gain) loss on sale of adMonitor.” In the second quarter of 2002, $1.6 million of the $3.5 million minimum purchase commitment was satisfied. As of December 31, 2002 the entire minimum purchase commitment had been satisfied.

Other Income (expense), Net. For the quarters ended June 30, 2002 and 2001, Other income (expense), net, was ($5,000) and $764,000, respectively. The 2001 Other income, net consisted primarily of proceeds from settlements of legal and other matters.

Interest Income. Interest income primarily consists of interest earned on cash balances. Interest income was $0.2 million for the quarter ended June 30, 2002. Interest income was $0.7 million for the quarter ended June 30, 2001. The decrease in interest income in 2002 was primarily from the decrease in cash available for investment and a decline in interest rates.

Provision for income taxes. There was no provision for income taxes for the quarters ended June 30, 2002 and 2001.

Operating Performance—Six Months Ended June 30, 2002 and 2001

All discussions of operating results below, unless otherwise noted, reflect continuing operations.

Revenue from ad sales earned under commission-based and service fee-based contracts is recognized in the period the advertising is delivered provided collection of the resulting receivable is reasonably assured. For commission-based contracts we receive commissions on gross billings from web publishers for the sale of impressions of their ad inventory and from list owners for the sale of their ad inventory. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. We recognize commissions ratably over the term of the marketing campaign, which typically ranges from one to twelve months. Our MaxDirect division principally earned commission-based revenue. For service fee-based contracts, we purchase advertising space, or ad inventory, from Web publishers and are obligated to pay a service fee to Web publishers for ads placed on their Web sites. Additionally, under service fee-based contracts, we bear the risk of loss from the non-collection of fees payable by marketers for ads sold. Consequently, revenue earned from service fee-based contracts reflects the gross billings of the ad impressions sold. Since we have both commission-based and service fee-based contracts, revenue includes a mix of commissions received under our commission-based contracts and gross billings to our marketing clients under our service fee-based contracts.

The following table summarizes performance of our online segment for the six months ended June 30, 2002 and 2001 (in thousands):

	Six months ended June 30, 2002			Six months ended June 30, 2001
	MaxOnline	MaxDirect	Total	MaxOnline	MaxDirect	Total
Gross billings	$8,539	$11,408	$19,947	$15,323	$2,842	$18,165
Net contract commissions	3,615	9,438	13,053	1,678	2,413	4,091

GAAP revenue	4,924	1,970	6,894	13,645	429	14,074
Cost of revenue	3,194	—	3,194	12,753	—	12,753

Gross profit	$1,730	$1,970	$3,700	$892	$429	$1,321

Gross billings represent the full amount due from marketers for the sale of web publisher ad inventory. We believe gross billings is a relevant and useful measure of financial performance. We use this non-GAAP measure in analyzing the operating performance of the business, as it is indicative of the effectiveness of our sales force and the trends in our business. We calculate our liabilities to certain suppliers and commissions to our sales staff based on gross billings. We are responsible for paying our ad serving vendors based on all advertising delivered for our customers, irrespective of whether we share risk of collection with websites. We use gross billings in discussions with our management team surrounding future performance and as a gauge for making financial decisions and allocating resources. Market share for our industry is based, we believe, upon total advertising billings irrespective of a company’s third party relationship with those suppliers. Gross billings enable us to measure our position in the advertising market. We therefore believe it is important to analyze this non-GAAP financial information along with revenue in discussing our financial performance. Nevertheless, we believe that gross billings should be considered in addition to, not as a substitute for or superior to, GAAP revenue.

Net contract commissions shown in the table above represent the commissions paid to websites whose contracted terms with the company require us to recognize revenue net of the commissions paid to the website.

MaxOnline Performance

Gross billings. Gross billings for our MaxOnline division decreased $6.8 million or 44.3% from $15.3 million for the six months ended June 30, 2001 to $8.5 million for the six months ended June 30, 20002. This decrease was partially attributable to the sale of our adMonitor ad serving system in October 2001 and the resulting loss of approximately $3.4 million of gross billings that we generated in 2001 from the provision of the adMonitor ad serving product to our customers. Additionally, general economic weakness and a slowdown in the Internet advertising market also negatively affected gross billings. During 2002, we experienced competitive pressure on advertising rates for impressions that lead to a further reduction in billings.

Revenue. Revenue decreased $8.7 million to $4.9 million for the six months ended June 30, 2002 from $13.6 million for the six months ended June 30, 2001. This decrease was partially due to the sale of our adMonitor ad serving system in October 2001 and the resulting loss of approximately $3.4 million of revenue derived from the provision of the adMonitor ad serving product to our customers. Decreases in revenue associated with general economic weakness, competitive pressure on advertising rates and a slowdown in the Internet advertising market also contributed to the reduction. Additionally, the percentage of our total gross billings related to commission-fee based web partners who share the risk of collection with MaxOnline increased from 26.2% in for the six months ended June 30, 2001 to 69.3% for the six months ended June 30, 2002, an increase of 165%, leading to a greater reduction in revenues compared to gross billings. If the MaxOnline sale were consummated, we would no longer own the assets used to generate these gross billings or revenue. Accordingly, if the MaxOnline sale were consummated, we would not expect to generate gross billings or revenue from MaxOnline after the sale.

Cost of revenue. Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts, personnel, equipment and third party supplier costs associated with serving ads on our network and Internet connectivity and bandwidth costs associated with ad serving. Additionally, cost of revenue includes contest fees and insurance expense related to direct marketing promotions. Cost of revenue decreased from $12.8 million for the six months ended June 30, 2001 to $3.2 million for the six months ended June 30, 2002. This decrease is principally the result of the lower cost of ad serving from using DoubleClick’s ad serving product during the latter part of 2001 and the full year 2002, as compared to the cost of operating our adMonitor ad serving system in 2001. These costs were reduced by approximately $8.1 million for the six months ended June 30, 2002. We also reduced the percentage of gross billings we compensate websites for selling advertising on their websites, principally by increasing the number of Web sites we sell advertising for on a non-exclusive sales arrangement. These non-exclusive arrangements have lower required compensation levels than exclusive website representation arrangements. Additionally, fees paid to Web sites under service-fee based contract arrangements were reduced during the second half of 2001 and 2002 as MaxOnline reduced the percentage of service-fee based revenue websites. During the first six months of 2002, MaxOnline’s service-fee based partners accounted for 62.3% of gross billings compared to 26.2 % for the same period in 2001.

Gross Profit. Our gross profit of $1.7 million for the first six months of 2002 represented 35.1% of revenue and 20.3% of gross billings. We had a gross profit of $0.9 million for the first six months of 2001 which represented 6.5% of revenue and 5.8% of gross billings. The increase in gross profit and our margins for the first six months of 2002 was a result of reduced costs to deliver advertisements including reduced costs of outsourcing our ad serving compared to the costs of running our own adMonitor ad serving system. Additionally we reduced the average percentage of gross billings paid to web sites during the first six months of 2002 for selling advertisements.

MaxDirect Performance

Gross billings. MaxDirect increased gross billings 301.4% from $2.8 million for the six months ended June 30, 2001 to $11.4 million for the six months ended June 30, 2002. The increase was due to the period of time for which we owned MaxDirect. We purchased MaxDirect on May 15, 2001. On an annualized basis, gross billings slightly decreased as a result of the general economic slowdown and the related reduction of expenditures by advertisers in direct marketing during 2002.

Revenue. Revenue for MaxDirect increased 359.2% from $0.4 million for the six months ended June 30, 2001 to $2.0 million for the six months ended June 30, 2002. The increase was primarily attributable to the period of time for which we owned MaxDirect. As a result of the sale of MaxDirect to American List Counsel in February 2003, we will not generate this revenue subsequent to the date of sale.

Gross Profit. Our gross profit of $2.0 million for the first six months of 2002 was 100.0% of revenue and 17.3% of gross billings. Our gross profit of $0.4 million for the first six months of 2001 was 100.0% of revenue and 15.1% of gross billings. The increase in gross profit dollars was due to the period of time for which we owned MaxDirect. The higher gross profit margin, based on gross billings, was attributable to increases in the use of alternative media and data services by our clients during 2002. Alternative media and data service product billings have significantly higher gross profit margins.

Operating Expenses

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials. Sales and marketing expenses were $4.8 million, or 69.1% of revenue, and 23.9% of gross billings, for the six months ended June 30, 2002. This compares to $9.2 million, or 65.4% of revenue, and 50.7% of gross billings, for the six months ended June 30, 2001. Compared to the first six months of 2001, the Company reduced personnel costs for the first six months of 2002 by $4.2 million and commissions by $.2 million due to the reduced level of advertising being sought by our clients.

Product Development. Product development expenses consist primarily of compensation related expenses, consulting expenses and associated expenses incurred for enhancement and maintenance of our former adMonitor ad serving technology. Product development expenses amounted to $1.3 million or 9.4% of revenue, and 7.3% of gross billings, for the six month period ended June 30, 2001. All product development expenses were eliminated for the latter part of 2001 and the full year 2002 as a result of the sale to DoubleClick of our adMonitor ad serving technology in October 2001.

General and Administrative. General and administrative expenses consist primarily of compensation and related benefits, professional service fees, facility related costs, bad debt expense, depreciation and intangible asset amortization. General and administrative expenses decreased by $1.7 million to $7.6 million or 109.9% of revenue and 38.0% of gross billings for the six months ended June 30, 2002, compared to $9.3 million or 65.8% of revenue and 51.0% of gross billings for the six months ended June 30, 2001. This decrease of $1.7 million in general and administrative expenses was primarily attributable to the expense reduction of $3.1 million as a result of the elimination of goodwill amortization associated with the adoption of SFAS 142 on January 1, 2002. For the first six months of 2002, we had increases in legal fees, legal settlements and personnel costs that significantly offset the reduction of amortization expense If the MaxOnline Sale is consummated, we anticipate that a significant number of our general and administrative employees would no longer be employed by us. As a result, we would expect that general and administrative expenses would decrease following the sale.

Special Charges. On January 25, 2002, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In connection with this we have incurred professional fees for legal and forensic accounting services relating to the Commission’s investigation and costs associated with the Company’s indemnification of legal defense costs for certain of the Company’s former officers and employees incurred by them in connection with the Commission’s investigation and related civil litigation. The investigation has resulted in a number of securities class action lawsuits, as well as related derivative suits. We have reached an agreement in principle to settle the securities class action lawsuits, subject to certain conditions, including court approval. We have also settled the derivative lawsuits. Additionally, during the course of our preparation of our quarterly report on Form 10-Q for the six months ended June 30, 2002, we discovered misclassifications of certain research and development expenses reported in our financial statements for prior periods. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, the Company engaged its current auditors to re-audit the Company’s financial results for the years ended December 31, 2001 and 2000. Our re-audited financial statements on our annual report on Form 10-K for the year ended December 31, 2002 were filed with the Commission on May 9, 2003.

During the six months ended June 30, 2002 we incurred or accrued approximately $8.5 million of costs associated with the aforementioned items. These costs were principally for professional fees associated with the Commission’s investigation and the derivative and class action litigation. These costs principally related to expenses incurred to prepare and file our restated financial statements on our annual report on Form 10-K for the year ended December 31, 2002. If we are able to satisfactorily conclude and resolve the various lawsuits in accordance with our agreements in principle we would anticipate that Special Charges will be reduced in 2003.

(Gain) loss on Sale of adMonitor. On October 2, 2001, we completed the sale of adMonitor, our ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, we entered into an agreement which provides that until October 2002, we would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003. The agreement permits us to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, we entered into a five-year non-exclusive ad serving agreement for DART, DoubleClick’s ad serving technology, pursuant to which we would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As we satisfied our minimum purchase commitment under this agreement, we recorded charges to cost of revenue and amortized a corresponding amount of the deferred gain to “(Gain) loss on sale of adMonitor.” In the first six months of 2002, $2.3 million of the $3.5 million minimum purchase commitment was satisfied. As of December 31, 2002 the entire minimum purchase commitment had been satisfied.

Other Income, Net. For the six months ended June 30, 2002 and 2001, Other income, net, was $5,000 and $950,000, respectively. The 2001 Other income, net consisted primarily of proceeds from settlements of legal and other matters.

Interest Income. Interest income primarily consists of interest earned on cash balances. Interest income was $0.5 million for the six months ended June 30, 2002. Interest income was $1.7 million for the six months ended June 30, 2001. The decrease in interest income in 2002 was primarily from the decrease in cash available for investment and a decline in interest rates.

Provision for income taxes. There was no provision for income taxes for the quarters ended June 30, 2002.

Liquidity and Capital Resources

From our inception through September 1998, we financed our operations primarily through internally generated cash flow. In September 1998, we completed a private placement of equity securities to an individual investor and received $1.9 million in net proceeds. In September 1999, we completed two private placements of equity securities and received $12.9 million in net proceeds. In February 2000, we completed our initial public offering of 7,475,000 shares of our common stock (including 975,000 shares subject to the underwriter’s over-allotment option) at $15.00 per share. The initial public offering resulted in aggregate net proceeds of approximately $102.6 million, net of underwriting discounts and expenses of the offering. The net proceeds from these financings have been, and continue to be used, for general corporate purposes and, historically, for the expansion of our business and operations, to hire additional personnel and to provide additional services.

Net cash used in operating activities was $14.5 million for the six months ended June 30, 2002 and $6.7 million for the six months ended June 30, 2001. Cash used in operating activities for the six months ended June 30, 2002 resulted from a net loss of $15.8 million offset by non cash charges including $0.7 in depreciation expense, $0.3 million in intangible asset amortization, and $0.4 million in provision for bad debts and advertising credits. Gain on sale of adMonitor reduced cash flow by $2.3 million. In addition, changes in our operating assets and liabilities increased cash flow from operating activities by $1.6 million. Cash used in operating activities for the six months ended June 30, 2001 resulted from a net loss of $15.8 million offset by non-cash charges relating primarily to $2.6 million in depreciation, $3.4 million in goodwill and intangible asset amortization, and $1.3 million in provision for bad debts and advertising credits. In addition, changes in our operating assets and liabilities increased cash flow from operating activities by $2.0 million.

Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2002, and net cash used by investing activities was $2.6 million for the six months ended June 30, 2001. The principal source of cash during the six months ended in June 30, 2002 was $0.6 million from the sale of equipment, partially offset by the purchase of $0.5 million in equipment. The principal use of cash for investing activities for the six months ended June 30, 2001 resulted from $2.1 million of cash used in connection with the acquisition of the list marketing business from Novus and $1.1 million of equipment purchases.

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2002, and $0.1 million for the six months ended June 30, 2001. Cash used by financing activities for the six months ended June 30, 2002 was primarily for $0.5 million for the establishment of a restricted cash account.

We do not have any off balance sheet financing activity and do not have any special purpose entities.

As a result of the sale of our MaxDirect division in February 2003, we received $2.0 million in cash on the closing. We incurred approximately $0.4 million of expenses and fees associated with the sale, resulting in net proceeds of approximately $1.6 million. American List Counsel also agreed to pay us, monthly, 92.5% of the acquired MaxDirect accounts receivable collected by American List Counsel during the first six months following the closing and 46.25% of the acquired MaxDirect accounts receivable collected by American List Counsel during the second six months following the closing, in each case net of any accounts payable associated with such accounts receivable. We may also receive $500,000 in cash if gross billings generated by the MaxDirect business during the one quarter period following the closing are at least $2.5 million and an additional $1.0 million in cash if gross billings generated by the MaxDirect business during the one year period following the closing are at least $3.5 million plus another $0.50 for each dollar of revenue generated above $3.5 million. Pursuant to our agreement with American List Counsel, we are also prohibited from operating in the direct marketing business for a period of time following the closing.

If the MaxOnline Sale were consummated, we would no longer own any of the assets we used to generate revenue for the quarter ended June 30, 2002. We would also be prohibited from competing with Focus in the online advertising industry for a period of one year following the closing. We have asked our shareholders to approve, in connection with their approval of the MaxOnline Sale, a plan of liquidation and dissolution. Subsequent to the MaxOnline Sale we would intend to significantly curtail administrative expenses, discharge our outstanding liabilities and initiate the orderly distribution of assets to our shareholders following the sale. Our liabilities include our payment of $775,000 in settlement of the derivative lawsuit and contingent liabilities including, but not limited to, the settlement of litigation against us in the class action lawsuits, any litigation arising from our sale of MaxOnline to Focus, payments of termination or severance agreements with officers, employees and consultants, payments pursuant to our required indemnification of former officers for their professional fees, payments for directors and officers insurance coverage, and professional fees associated with the liquidation of our corporation and distribution of funds to shareholders. We are unable to reasonably estimate the costs of many of these items and it is not yet probable that we will need to pay others. Accordingly, other than the net $2.8 million settlement anticipated for the derivative and class action lawsuits, and the settlement of the indemnification obligation with Mr. Bohan, we have not recorded a liability for any of these contingent items. In connection with the DoubleClick Media acquisition the Company agreed to pay DoubleClick $6.0 million if, during the three-year period subsequent to consummation of the transaction, the Company achieves proforma earnings for two out of three consecutive quarters. Proforma earnings, as defined in the agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one-time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment including the impairment of goodwill. The Company has not achieved proforma earnings for any quarter since the DoubleClick Media acquisition. This contingency was not assumed by American List Counsel in the sale of MaxDirect and will not be assumed by Focus in the sale of MaxOnline. It is possible that payment of any of the contingent liabilities described in this paragraph, or other unknown liabilities will have a material adverse effect on our financial position.

Irrespective of whether we complete the MaxOnline sale, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation could affect our future performance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting our interest income.

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

We did not hold derivative financial instruments as of June 30, 2002.

Foreign Currency

Currently almost all of our sales and expenses are denominated in U.S. dollars and as a result we have not experienced any significant foreign exchange gains and losses to date. In 2003, we do not expect to incur significant transactions in foreign currencies. Therefore, we do not anticipate any foreign exchange gains or losses. We have not engaged in foreign currency hedging activities to date.

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

The contemplated sale of our MaxOnline division to Focus Interactive would deprive us of our ability to generate revenue from what has historically been our business model. The future of MaxWorldwide is uncertain and if the MaxOnline sale is consummated would result in a liquidation of the company.

On March 12, 2003, we entered into an agreement with Focus to sell our online advertising sales and representation business, MaxOnline. Upon the closing of this sale, which is expected to occur on or about July 31, 2003, we will have no operating business and we will not generate any revenue. If the MaxOnline Sale closes, we intend to adopt a plan of liquidation and dissolution pursuant to which we would liquidate and dissolve the Company. If the closing occurs and we liquidate our remaining assets, we can not assure you that we would distribute cash or other assets to our stockholders having a value equal to or greater than the price at which our common stock has traded in the past, currently trades or the price at which it may trade in the future. Moreover, liquidation would require that we keep a significant amount of assets in reserve for a period of time to cover contingent liabilities. Administering a liquidation could also take a long period of time and result in substantial administrative costs.

Our revenue, prospects, operating results and stock price are difficult to forecast and may fluctuate significantly due to the volatility in the internet advertising industry and our relatively short operating history.

We began our business in January 1997 and have a brief operating history which has included the acquisition of three businesses and the disposition of our adMonitor technology. During that time, the Internet advertising industry, the primary industry in which we have historically operated, has experienced significant volatility. The stock market has also experienced extreme price and volume fluctuations during this period, and our stock has been, and may continue to be, highly volatile. Moreover, we are subject to various lawsuits stemming from our announcement of the Commission’s investigation. In addition, in August 2002, we were delisted from trading on the Nasdaq stock market. Given the volatility in our industry and our stock price, our relatively short operating history, and the various lawsuits that followed our announcement of the Commission’s investigation, it is very difficult to forecast future revenue, operating results or stock performance. This unpredictability will likely result in significant fluctuations in our quarterly results and stock price. Therefore, you should not rely on quarter-to-quarter or year-to-year comparisons of results of operations or our historical stock price as an indication of our future performance. You should consider our prospects in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the Internet industry and in an early stage of development, particularly companies in rapidly evolving markets such as online advertising.

These risks include:

-	our ability to manage our growth effectively;

-	our ability to anticipate and adapt to the rapid changes and competitive developments in the internet industry;

-	our ability to manage the volatile demands of our clients;

-	our ability to scale our operation to successfully increase sales;

-	our ability to continue to develop and upgrade our technology;

-	our ability to continue to identify, attract, retain and motivate qualified personnel;

-	market acceptance of the Internet as an advertising medium;

-	delay, cancellation, expiration or termination of advertising contracts;

-	system outages, disruption of the internet, delays in obtaining new equipment or problems with upgrades;

-	seasonality in the demand for advertising;

-	changes in government regulation of the Internet;

-	actual or anticipated variations in our revenue, earnings and cash flow;

-	adoption of new accounting standards affecting our industry;

-	general economic and market conditions, extraordinary events such as the war with Iraq, and economic and market conditions specific to the internet;

-	whether we successfully resolve the various lawsuits that followed our announcement of the Commission’s investigation; and

-	whether the MaxOnline Sale is consummated.

If we are unsuccessful in addressing these risks, our revenue may not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our stock.

Pending litigation could harm our business.

In March 2002, certain of our current and former stockholders filed multiple securities class action lawsuits against us and certain of our former officers and directors. As described in Note 6 to the Company’s Consolidated Financial Statements as of June 30, 2002, we believe we have reached an agreement in principle to settle the securities class action lawsuits. The settlement is still under negotiation, and will be subject to certain terms and conditions, including court approval. If these suits are not settled, the litigation exposure and the uncertainty associated with this substantial unresolved litigation could seriously harm our business and financial condition. In particular, these lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of these lawsuits also could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to these lawsuits could cause our stock price to decline significantly. If we fail to reach final agreement to settle these lawsuits, we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, and the size of any such payment could seriously harm our financial condition.

Litigation resulting from the sale of our MaxOnline business to Focus could harm our plans of liquidation.

The sale of our MaxOnline business to Focus may result in the termination of certain third party relationships, including contracts we have with our ad serving vendor, DoubleClick and certain Web sites. The termination of these contracts could lead to the initiation of litigation by these parties which could be time consuming and expensive to defend, and could divert our time and attention. Such litigation could lead to a delay in the completion of the transaction or the termination of the transaction.

We have a history of losses and expect to incur substantial losses in the future.

Since before our initial public offering, we have been unable to generate a profit during any fiscal year, and we cannot assure you that we will ever return to profitability. We incurred a net loss of approximately $15.8 million for the six months ended June 30, 2002. Our accumulated deficit from inception, as of March 31, 2003, was approximately $115.8 million. We expect to continue to incur net losses for the foreseeable future due to ongoing operating expenses and the continued expenses of defending ourselves in the securities class actions if we are not able to settle these matters (see above, “Pending litigation could harm our business”). We cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase.

Our revenue from advertisements and advertising services tend to be cyclical and depend on the economic prospects of advertisers and the economy in general. A continued decrease in expenditures by advertisers or a continued downturn in the economy could cause our revenue to decline significantly in any given period.

We derive, and, if the MaxOnline Sale is not consummated, expect to continue to derive for the foreseeable future, all of our revenue from the sale and placement of advertisements on Web sites. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The advertising market has experienced continued softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers and the reduction of marketing and advertising budgets. As a result, advertising spending across traditional media, as well as the Internet, has decreased, as well as our ability to collect revenue from the ads we serve.

Our customers continue to experience business conditions that could adversely affect our business.

Our customers, particularly those who are Internet-related companies, have experienced and may continue to experience difficulty raising capital and supporting their current operations and implementing their business plans and, therefore, may elect to reduce the resources they devote to advertising. Many other companies in the Internet industry have ceased operations or filed for bankruptcy protection. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current environment for Internet marketing and for Internet-related companies does not improve, our business, results of operations and financial condition could be materially harmed. For the six months ended June 30, 2002, our bad debt expense related to uncollected advertising fees and advertising credits was $0.7 million. This bad debt expense was partially offset by $0.3 million in reserves made against due to website payables, as a result of certain of our Web publishers bearing the risk of non-payment of advertising fees from marketers. Further reductions in advertising spending may occur. We also cannot assure you that even if economic conditions improve, marketing budgets and advertising spending will increase from current levels. As a result, our revenue from advertisements on websites and through email list services may decline significantly in any given period.

The occurrence of extraordinary events, such as the war with Iraq and the attack on the World Trade Center and the Pentagon, may substantially decrease the use of and demand for advertising over the Internet, which may significantly decrease our revenue.

Following the attack on the World Trade Center and the Pentagon, some advertisers cancelled their online advertising purchases. The same may occur due to the continuing unsettled situation in the Middle East. Any additional occurrences of terrorist attacks or other extraordinary events that capture significant attention worldwide may result in similar reductions in the use of and demand for online advertising and may significantly decrease our revenue for an indefinite period of time.

Advertisers may be reluctant to devote a portion of their budgets to Internet advertising and digital marketing solutions.

Companies providing media services on the Internet, including us, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers’ total marketing budgets. Widespread use of online advertising depends upon businesses accepting a new way of marketing their products and services. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising if they perceive the Internet to be a limited or ineffective marketing medium. During the current economic downturn and following the burst of the Internet “bubble,” we believe that many potential customers have shifted their marketing budgets away from online advertising. If the MaxOnline Sale is not consummated, since we expect to derive substantially all of our revenue in the foreseeable future from online advertising, any continued shift in marketing budgets away from Internet advertising spending could materially harm our business, results of operations or financial condition. We believe that online banner advertising has dramatically decreased since the middle of 2001 and has continued to decline throughout 2002, and the three months ended March 31, 2003, and this is expected to continue through some or all of 2003, which has had and could continue to have a material adverse effect on our business. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we cannot assure you that we will be able to effectively make the transition to any other form of Internet advertising. Also, there are “filter” software programs that limit or prevent advertising from being delivered to a user’s computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users’ widespread adoption of such software.

Government regulation may affect our ability to gather, generate or use information for profiles and may hinder our ability to conduct business.

The legal and regulatory environment governing the Internet and the use of information about Web users is uncertain and may change. A number of lawsuits have recently been filed against certain Internet companies related to online privacy. In addition, the Federal Trade Commission has begun investigations of, and several Attorney Generals have instituted legal proceedings against, certain Internet companies related to online privacy. United States legislators and various state governments in the past have introduced a number of bills aimed at regulating the collection and use of data from Internet users and additional similar bills are currently being considered. The European Union has adopted a directive addressing data privacy that may result in limitations on the collection and the use of specific personal information regarding Internet users. In addition, Germany and other European Union member countries have imposed their own laws protecting data that can become personally identifiable through subsequent processing. Other countries have enacted, or are considering, limitations on the use of personal data as well. The effectiveness of our services could be impaired by any limitation on the collection of data from Internet users, and consequently, our business and results of operations could be harmed.

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

From time to time, a small number of Web publishers may account for a significant percentage of our advertising revenue. As a result, our failure to develop and sustain long-term relationships with Web publishers, or the reduction in traffic of a current Web publisher in our network, could limit our ability to generate revenue.

Our contracts with Web publishers are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers. If the MaxOnline Sale is consummated, we anticipate transferring all of our Web publishers to Focus in connection with the transaction.

From time to time, a limited number of marketers may account for a significant percentage of our gross billings and revenue and a loss of one or more of these marketers could cause our results of operations to suffer.

For the six months ended June 30, 2002, revenue from our largest purchaser of advertising accounted for approximately 8.4 % of our MaxOnline gross billings and approximately 9.5% of revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. If the MaxOnline Sale is consummated, we will no longer engage in business with marketers. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer.

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

The markets for online advertising and direct marketing are intensely competitive. We compete with television, radio, cable and print for a share of marketers’ total advertising budgets. We also compete with large Web publishers and Web portals, such as AOL, Lycos, MSN and Yahoo, for the online advertising budgets of marketers. In addition, we compete with various Internet advertising networks. Many of our current and potential competitors enjoy competitive advantages over us, including significantly greater financial, technical and marketing resources. They may also enjoy significantly greater brand recognition and substantially larger bases of Web site clients and marketers.

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

If the MaxOnline Sale is not consummated, our failure to successfully acquire and integrate new technologies and businesses could cause our results of operations to suffer.

The Internet is a quickly changing environment, requiring companies to constantly improve their technology and develop or acquire new technology. If the MaxOnline Sale is not consummated and we continue in the Internet advertising business, we cannot assure you that we will be able to identify other acquisition or investment candidates. Even if we do identify other candidates, we cannot assure you that we will be able to make any potential acquisition or investment on commercially acceptable terms. Moreover, we may have difficulty integrating and/or operating any acquired businesses, products, services or technologies. These difficulties could disrupt our business, distract our management and employees and increase our expenses. In addition, we may incur debt or issue equity securities to fund any future acquisitions. The issuance of equity securities could be dilutive to existing stockholders.

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

We generally protect our intellectual property through a combination of trademark, trade secret and copyright laws, confidentiality and inventions agreements with our employees and third parties, and license agreements with consultants, vendors and clients. We have filed applications for several trademarks internationally and in the United States. We cannot assure you that any of our trademark applications will be approved. Even if these applications are approved, the trademarks may be successfully challenged by others or invalidated. In addition, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We may not have adequate remedies for any breach of confidentiality agreements, and our trade secrets may otherwise become known or independently developed by competitors.

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

We depend on third-party ad serving, Internet and telecommunications providers, over whom we have no control, to operate our services. Interruptions in our services caused by one of these providers or failure in our technology and computing systems could have an adverse effect on revenue and our relationships with our clients and securing alternate sources of these services could significantly increase expenses.

We depend heavily on several third-party providers of ad serving and Internet and related telecommunication services, including hosting and co-location facilities, in operating our products and services. These companies may not continue to provide services to us without disruptions in service, at the current cost or at all. The costs associated with any transition to a new service provider would be substantial, requiring us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time-consuming. In addition, failure of our ad serving, Internet and related telecommunications providers to provide the ad serving or data communications capacity in the time frame required by us could cause interruptions in the services we provide. Furthermore, we have periodically experienced minor systems interruptions, including Internet disruptions, which we believe may occur periodically in the future. The continuing and uninterrupted performance of our servers and networking hardware and software infrastructure is critical to our business. Any system failure that causes interruptions in our ability to service our customers could reduce customer satisfaction and, if sustained or repeated, could cause our results of operations to suffer.

The loss of key employees and the reduction in our workforce may impair our business and results of operations. If we are unable to attract and retain sales and client service personnel our business and future revenue growth could suffer.

Our performance and future success is substantially dependent on the continued service of our officers and other employees, all of who are employed on an at-will basis. Many of our executive officers have worked together for only a short period of time. For example, our President and Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer and our Chief Technology Officer have joined us within the past eighteen months. The loss of the services of any of the above executive officers, our President of Sales or any other key personnel could harm our business. We have lost a number of our employees over the past year due to certain acquisitions and dispositions and general economic conditions. In February 2003, as a result of the sale of our MaxDirect division to American List Counsel, we reduced a portion of our workforce, particularly those employees associated with the MaxDirect business. In addition, we reduced the combined workforce following our acquisition of the North American media business of DoubleClick. These reductions in workforce may negatively impact our ability to conduct business and serve our customers and vendor partners with the level of service as we have in the past, which could cause our business to suffer. Further, our workforce reduction could cause concern among our customers, vendors and other significant strategic relationships about our ability to meet their ongoing Internet marketing solutions needs. Our remaining personnel may also seek employment with larger, more stable companies they perceive to have better prospects. If the MaxOnline Sale is consummated, we anticipate losing substantially all of our employees. If the MaxOnline Sale is not consummated, our future success will depend on our ability to identify, recruit, train, integrate and retain qualified sales and marketing, managerial and technical personnel. Competition for these personnel is intense. The inability to attract, integrate and retain the necessary sales, marketing, technical and administrative personnel could harm our ability to generate revenue.

Future sales of our common stock may affect the market price of our common stock.

As of March 31, 2003, we had 24,503,282 shares of common stock outstanding, excluding approximately 4.5 million shares subject to options outstanding as of such date under our stock option plan that are exercisable at prices ranging from $0.45 to $15.00 per share. Additionally, certain holders of our common stock have registration rights with respect to their shares. We may be required to file one or more registration statements in compliance with these registration rights. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Because of our delisting from Nasdaq, our shares trade only on the “Pink Sheets,” which means that our trading volume is generally much lower that it was when we were traded on Nasdaq. Sales of substantial amounts of common stock, or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock, particularly given our relatively low trading volume.

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

A number of recent acquisitions and consolidations have occurred in our industry. We are subject to anti-takeover provisions that may make it difficult for a third party to acquire us, including the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of the corporation’s voting stock. These provisions will not preclude us from consummating the MaxOnline Sale.

Our common stock was delisted from the Nasdaq Stock Market and as a result, trading of our common stock has become more difficult.

Our common stock was delisted from the Nasdaq Stock Market on August 20, 2002 because we did not timely file our quarterly report on Form 10-Q for the six months ended June 30, 2002 following our discovery of the misclassification of certain expenses in prior periods as research and development expenses. The result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called “Pink Sheets.” Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analysts and news media’s coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume.

As a result of the delisting of our common stock from the Nasdaq National Market, our common stock may become subject to the “penny stock” regulations, including Rule 15g-9 under the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. In the event that our common stock becomes subject to the penny stock regulations, the market liquidity for the shares would be adversely affected.

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

Our revenue could decline if we fail to effectively manage our existing advertising space and our growth could be impeded if we fail to acquire new advertising space.

The success of our current business depends in part on our ability to effectively manage our existing advertising space. The Web sites that list their unsold advertising space with us are not bound by long-term contracts that would ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, Web sites can change the amount of inventory they make available to us at any time. If a Web site publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. These events could result in lost revenue. We expect that our customers’ requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively in order to meet our customers’ changing requirements, our revenue could decline.

The growth of our current business depends on our ability to expand our advertising inventory. In order to attract new customers, we must maintain a consistent supply of attractive advertising space. Our ability to attract new Web sites and to retain Web sites currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing their advertising sales. We cannot assure you that the size of our inventory will increase or even remain constant in the future. Furthermore, if the MaxOnline Sale is consummated, we will sell to Focus substantially all of our existing advertising space, relationships with Web publishers and other assets relating to our online advertising business thereby materially adversely affecting our ability to attract new customers.

We could lose customers or advertising inventory if we fail to measure clicks on banner advertisements in a manner that is acceptable to our advertisers and Web publishers.

In some instances, we earn advertising revenue and make payments to Web publishers based on the number of clicks on advertisements delivered on our network. Advertisers’ and Web publishers’ willingness to use our services and join our network will depend on the extent to which they perceive our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose our customers or advertising inventory.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Within 90 days of the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the evaluation date its disclosure controls and procedures were effective in alerting the Company to material information relating to the Company required to be included in this report.

In connection with its audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, PricewaterhouseCoopers LLP advised the Company’s management and its Audit Committee that it had identified a deficiency, which was designated a “reportable condition” but not a “material weakness.” The reportable condition indicated that there was inadequate independent review of accounting activity performed on amounts appearing in the Company’s consolidated financial statements. The Company believes this resulted from the extent of the effort to restate the prior year financial statements which required management and other finance department resources to devote significant attention to this task while at the same time completing the current year accounts.

(b)	Changes in Internal Controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significant affect these controls subsequent to the date of the evaluation referenced in paragraph (a) of this Item 4.

PART II:  OTHER INFORMATION

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

General Litigation

On April 2, 2001, EMI Communications Corp. filed a lawsuit against us in the Queen’s Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by us. We believe this suit is without merit and intends to vigorously defend ourselves against these claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.

On May 2, 2002, John Bohan, our former Chief Executive Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring us to advance his defense costs in connection with the Commission’s investigation and the related civil litigation in accordance with his indemnification agreement with us and our charter documents. On June 6, 2002, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Bohan to repay us if it is determined that indemnification is not warranted. During the calendar years 2002 and 2003, we paid legal and other professional fees and expenses of approximately $1.9 million, in the aggregate, on behalf of certain former officers and directors, including Mr. Bohan, pursuant to their indemnification agreements with us and our charter documents. Mr. Bohan was initially subject to an undertaking with us pursuant to which he was obligated to repay all amounts advanced to him by us in the event it was determined that that indemnification was not warranted. In April 2003, we entered into an agreement, pursuant to which we agreed to terminate Mr. Bohan’s obligations to us under this undertaking in exchange for a release from Mr. Bohan of all future indemnification obligations of us to Mr. Bohan under his indemnification agreement with us and our charter documents. The payment made under this agreement is included in the $1.9 million of costs described above.

On February 3, 2003, Anthony Hauser, a former founder of webMillion.com, Inc., filed against us, certain former officers and directors and William Apfelbaum, our Chairman of the Board of Directors, a Demand for Arbitration with the American Arbitration Association in Los Angeles, California. Mr. Hauser claims breach of contract, breach of fiduciary duty, misrepresentation, fraud and securities law violations arising out of our acquisition of webMillion.com, Inc. He has asserted damages in the amount of $6.0 million. We believe this arbitration claim is without merit and intend to vigorously defend ourselves against these claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

On July 9, 2003, we received a letter from DoubleClick Inc. advising us that DoubleClick intends to pursue certain legal claims against us arising out of the sale of DoubleClick’s online media business to us on July 10, 2002. These claims are for indemnification for alleged violations by us of the Agreement and Plan of Merger by and among us, DoubleClick, L90, Inc., DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc., dated June 29, 2002. In addition, the letter notifies us that DoubleClick intends to pursue additional claims outside of the Agreement and Plan of Merger for fraud in the inducement and securities fraud, relating to the sale of the online media business. DoubleClick is seeking damages from us of not less than $10 million. We believe these claims are without merit and we intend to vigorously defend all of these claims if and when they are brought.

On that same date, we sent a letter to DoubleClick notifying DoubleClick that we intend to pursue legal claims against DoubleClick under the indemnification provisions of the Agreement and Plan of Merger, and reserve the right to pursue legal claims outside of the Agreement and Plan of Merger, which relate to the sale of DoubleClick’s online media business. These claims include, but are not limited to, claims for fraudulent inducement, breach of covenants in the Agreement and Plan of Merger, tortious interference with contractual relations and tortious interference with prospective economic advantage.

SEC Investigation

On January 25, 2002, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In connection with this investigation, the Commission had requested that we provide it with certain documents and other information. We have reached an agreement with the Commission to settle its investigation. Pursuant to the settlement, we consented to the entry by the Commission of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The Commission’s findings in the order, which we will not admit or deny, include findings that it improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires us to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require us to pay any fine or monetary damages. In addition, in January 2002, we were notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). On August 20, 2002, our common stock was delisted from the Nasdaq National Stock Market as a result of our failure to timely file our quarterly report on Form 10-Q for the quarter ended June 30, 2002.

On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the Commission’s investigation. The Audit Committee and we each engaged special counsel and forensic accounting firms to conduct a comprehensive examination of our financial records. On May 6, 2002, we announced that the Audit Committee had concluded its internal investigation and determined that certain of our financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 would be restated. As a result, we restated certain of our financial results as reflected in (i) our annual report on From 10-K for the year ended December 31, 2001, which we filed with the Commission on May 16, 2002, (ii) our amended quarterly report on Form 10-Q for the quarter ended March 31, 2002, which we filed with the Commission on June 11, 2002, (iii) our amended quarterly report on Form 10-Q for the quarter ended September 30, 2000, which we filed with the Commission on June 11, 2002, (iv) our amended quarterly report on Form 10-Q for the quarter ended March 31, 2001, which we filed with the Commission on June 11, 2002, (v) our amended quarterly report on Form 10-Q for the quarter ended June 30, 2001, which we filed with the Commission on June 11, 2002 and (vi) our amended quarterly report on Form 10-Q for the quarter ended September 30, 2001, which we filed with the Commission on June 11, 2002.

Securities Class Actions

Beginning on March 21, 2002, following the announcement of the Commission investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during the purported class period. The complaints generally allege that during 2000 and 2001 we, and the other named defendants, made false or misleading statements of material fact about our financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased our common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted our motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. hawse have reached an agreement in principle with the lead plaintiff to settle the class action for approximately $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses and other current liabilities” at June 30, 2002. Included in “Prepaid expenses and other current assets” at June 30, 2002, is approximately $2.2 million relating to insurance proceeds that the Company received subsequent to June 30, 2002.

In July 2002, we were was named as a defendant in a securities class action complaint initially filed against Homestore.com, Inc. in the United States District Court for the Central District of California. The complaint generally alleges that we knowingly participated in Homestore’s scheme to defraud the investing public by entering into improper transactions with Homestore in the second and third quarters of 2001. The complaints seek an unspecified amount of damages on behalf of persons who purchased Homestore.com’s common stock during the purported class period. In March 2003, the lawsuit was dismissed with prejudice with respect to us and we were not required to pay any damages. On April 14, 2003, the lead plaintiff in the case filed a motion for certification to gain the court’s permission to pursue an interlocutory appeal of the court’s dismissal of the claims against us. We intend to oppose the motion for certification of the interlocutory appeal.

Derivative Actions

Beginning on March 22, 2002, we have been named as a nominal defendant in at least two derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of our current and former officers and directors breached their fiduciary duties to us, engaged in abuses of their control of the company, wasted corporate assets, and grossly mismanaged the company. The plaintiffs sought unspecified damages on our behalf from each of the defendants. In April 2003, we settled these derivative actions for $775,000 in attorneys’ fees and our agreement to adopt certain corporate therapeutic actions. We have has received insurance proceeds sufficient to satisfy the $775,000 to be paid by it in settlement of the derivative suits, accordingly, no provision has been made in the June 30, 2002 Consolidated Statement of Operations for this settlement. The $775,000 is included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” at June 30, 2002.

Special Charges

The costs associated with of the Commission’s investigation, the associated securities class action and derivative lawsuits, and the re-audits of the Company’s financial statements have been included within Special Charges in the Consolidated Statement of Operations. These charges, principally for professional fees and legal settlements, net of insurance proceeds, amounted to $5.4 million and $8.5 million during the three and six months ended June 30, 2002, respectively. We believe these costs will continue in 2003 and that, although the amounts cannot be reasonably estimated at this time, they may be material.

Included within Special charges during the three months ended June 30, 2002, were approximately $1.4 million of costs associated with our indemnification of legal defense costs for certain of our former officers and employees incurred by them in connection with the Commission’s investigation and related civil litigation. We are is subject to continuing indemnification obligations to certain individuals for such costs under indemnification agreements with such individuals and pursuant to our charter documents. Each of these individuals has entered into an undertaking with us which requires such individual to repay us amounts advanced if it is determined that indemnification is not warranted. Due to the inherent uncertainties of litigation, we cannot estimate the ultimate amount of such costs and therefore no additional accrual has been provided in the accompanying financial statements for the three months ended June 30, 2002, and these costs may have a material adverse effect on our financial condition and results of operations.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of June 29, 2002 by and among MaxWorldwide, L90, DoubleClick, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2002, which is incorporated herein by reference).

2.2	Employment Agreement entered into between the Registrant and William H. Mitchell (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 9, 2003, which is incorporated herein by reference).

2.3	Employment Agreement entered into between the Registrant and William H. Wise (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 9, 2003, which is incorporated herein by reference).

2.4	Severance Agreement entered into between the Registrant and Keith Kaplan (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 9, 2003, which is incorporated herein by reference).

2.5	Severance Agreement entered into between the Registrant and Peter Huie (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 9, 2003, which is incorporated herein by reference).

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	Current Report on Form 8-K filed with the Commission on April 15, 2002.

(2)	Current Report on Form 8-K filed with the Commission on April 22, 2002.

(3)	Current Report on Form 8-K filed with the Commission on May 7, 2002.

(4)	Current Report on Form 8-K filed with the Commission on June 21, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L90, INC., a Delaware corporation

By:	/S/ MITCHELL CANNOLD

Mitchell Cannold
President and Chief Executive Officer

Date: July 18, 2003

By:	/S/ WILLIAM H. MITCHELL

William H. Mitchell
Chief Financial Officer

Date: July 18, 2003

By:	/S/ HYUNJIN F. LERNER

Hyunjin F. Lerner
Chief Accounting Officer

Date: July 18, 2003

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of June 29, 2002 by and among MaxWorldwide, L90, DoubleClick, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2002, which is incorporated herein by reference).

2.2	Employment Agreement entered into between the Registrant and William H. Mitchell (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 9, 2003, which is incorporated herein by reference).

2.3	Employment Agreement entered into between the Registrant and William H. Wise (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 9, 2003, which is incorporated herein by reference).

2.4	Severance Agreement entered into between the Registrant and Keith Kaplan (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 9, 2003, which is incorporated herein by reference).

2.5	Severance Agreement entered into between the Registrant and Peter Huie (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on May 9, 2003, which is incorporated herein by reference).

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.